Form 10-Q
period 1996-03-31
CONDEV LAND FUND II LTD
filed 1996-04-22
CIK 828744

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                  FORM 10 - Q

               Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                   For the Three Months Ended March 31, 1996
                       Commission File Number 33-19736-A

                           CONDEV LAND FUND II, LTD.
                           -------------------------
             (Exact name of registrant as specified in its charter)

                Florida                             59-2862457
                -------                             ----------
      (State or other jurisdiction of            (I.R.S. Employer
      incorporation or organization)            Identification No.)

                               2487 Aloma Avenue
                          Winter Park, Florida  32792
                    (Address of principal executive offices)

Registrant's telephone number, including area code: (407) 679-1748

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report), and (2) has been subject to such filing
requirements for the past 90 days.  YES  X     NO
                                       ------    ------

                           CONDEV LAND FUND II, LTD.

                                     INDEX

                                                       PAGE
                                                      NUMBER
PART I.  FINANCIAL INFORMATION:

     ITEM 1.   Financial Statements

               Statement of Assets,
               Liabilities and Partner's
               Capital - March 31, 1996 and
               December 31, 1995                         3

               Statement of Income & Expense
               Three Months Ended March 31, 1996
               and March 31, 1995                        4

               Statement of Cash Receipts and
               Disbursements-Three months ended
               March 31, 1996                            5

               Notes to Financial Statements             6 - 8

     ITEM 2.  Management's Discussion and Analysis
              of Financial Condition and Results
              of Operations                              8

PART II.  OTHER INFORMATION:

     ITEM 6.  Exhibits and Reports on Form 8-K           8

                         PART I.  FINANCIAL INFORMATION



ITEM 1.  Financial Statements:
         ---------------------

The accompanying financial statements, in the opinion of Condev Associates, the general partner of Condev Land Fund II, Ltd., reflect all adjustments (which include only normal recurring adjustments) necessary to a fair statement of the financial position, the results of operations and the changes in cash position for the periods presented.

                           CONDEV LAND FUND II, LTD.
             STATEMENT OF ASSETS, LIABILITIES AND PARTNER'S CAPITAL
                      MARCH 31, 1996 AND DECEMBER 31, 1995


                                     ASSETS
                                     ------

                                March 31, 1996     December 31, 1995
                                --------------     -----------------
                                                        (AUDITED)

Cash & Cash Equivalents             $  169,750         $  184,283
Accounts Receivable                          0                  0
Investment  in Land (Note 2)         4,672,758          4,672,647
Investment in Joint Venture
  (Note 3)                             400,148            399,262
Organization Costs                      15,212             15,212
                                    ----------         ----------

Total Assets                        $5,257,868         $5,271,404
                                    ==========         ==========


                       LIABILITIES AND PARTNER'S CAPITAL
                       ---------------------------------

Accounts Payable                    $        0         $    1,436
                                    ----------         ----------

Partner's Capital -
  General Partner                        3,221              3,342
  Limited Partner                    5,254,647          5,266,626
  Distributions (Note 4)                    --                 --
                                    ----------         ----------

  Total Partner's Capital            5,257,868          5,269,968
                                    ----------         ----------

Total Liabilities and
        Partner's Capital           $5,257,868         $5,271,404
                                    ==========         ==========

                           CONDEV LAND FUND II, LTD.
                        STATEMENT OF INCOME AND EXPENSE
              THREE MONTHS ENDED MARCH 31, 1996 AND MARCH 31, 1995
                                  (UNAUDITED)



INCOME                                  March 31, 1996   March 31, 1995
- ------                                 ---------------  ---------------

Sales income less cost                      $        0        $       0
Interest and Other Income                   $    3,176            2,546
                                            ----------        ---------
Total Income                                     3,176        $   2,546


OPERATING EXPENSES
- ------------------

Professional Services                       $    9,063        $       0

Office Expense                                   4,139            4,249

Equity in Loss of Joint Venture                  1,435                0

Taxes and Licenses                                   0              320

Other                                              640            3,343

Amortization                                         0                0
                                            ----------        ---------

Total Operating Expenses                    $   15,276        $   7,912
- ------------------------                    ----------        ---------

Net Income/(Loss)                          ($   12,100)      ($   5,366)
                                            ==========        =========

                           CONDEV LAND FUND II, LTD.
                           -------------------------
                            STATEMENT OF CASH FLOWS
                       THREE MONTHS ENDED MARCH 31, 1996



Cash flows from operating activities:
   Net Loss                                           $ (12,100)
     Adjustments to reconcile net income
     to net cash provided by operating
     activities:
           Equity in loss of joint ventures                   0
           Amortization of Organization Exp                  --
           Cash provided by changes in:
               Accounts Receivable                            0
               Accounts payable                          (1,436)
                                                      ---------

               Net cash provided in operating
               activities                             $ (13,536)
                                                      ---------

Cash flows from investing activities:
   Land development costs                                  (111)
   Cost of Land sold                                          0
   Investment in Joint Ventures                            (886)
                                                      ---------
          Net cash used in investing
          activities                                       (997)
                                                      ---------

Cash flows from financing activities:

          Distributions to Partners                           0
                                                      ---------

               Net cash provided by
               financing activities                           0
                                                      ---------

                  Net decrease in cash                $ (14,533)

Cash and cash equivalents at beginning of year          184,283

Cash and cash equivalents at end of period           $  169,750
                                                     ==========

                           CONDEV LAND FUND II, LTD.
                           -------------------------
                         NOTES TO FINANCIAL STATEMENTS



Note 1         BUSINESS:
               ---------

               Condev Land Fund II, Ltd. is a Florida Limited Partnership formed on December 16, 1987 under the Florida Uniform Partnership Act. The Partnership was formed for the purpose of acquiring and holding for investment, pre-development land in Central Florida. The Partnership registered with the Securities and Exchange Commission a total of 30,000 units of limited partnership interest ("Units"). The Partnership had collected $7,449,500 from units sold as of June 30, 1989. The offering period as extended expired on June 30, 1989.

               In accordance with Florida Partnership law and the terms of the Partnership Agreement, the Partnership continued in existence until December 31, 1995. Since December 31, 1995, the Partnership has been in liquidation with no change in status of the limited partners or the general partner.

               The Partnership currently owns or has an interest in five parcels of land in the Central Florida area. Refer to Note 2 INVESTMENT
                                                                     ----------
               IN LAND and Note 3 INVESTMENT IN JOINT VENTURE for full details.
               -------            ---------------------------

Note 2         INVESTMENT IN LAND:
               ------------------

               At March 31, 1996 land consisted of the following:

                    9.223 acre parcel (zoned commercial) in
                       southeast Seminole County, Florida    $  876,877(a)
                    111.64 acre parcel (zoned PUD)
                       in Lake County, Florida               $1,674,463
                    17.788 acre parcel (zoned commercial) in
                       Lake County, Florida                  $1,707,640(b)
                    16.19 acre parcel (zoned office/
                       commercial) in City of Maitland       $  413,778(c)
                                                             ----------

                                                             $4,672,758
                                                             ==========

               (a) On March 28, 1996 the Partnership entered into a contract with a developer for sale of this parcel. The prospective buyer intends to develop the site as a retail center. The contract provides for a 90-day period during which the buyer must obtain commitments from retail users, followed by a 90-day due diligence period. Closing is 30 days after receipt of all necessary governmental approvals, but in no event more than 270 days from the effective date of the Contract.

               (b) In November 1995, the Partnership entered into a contract for sale of this parcel with a nationally recognized retailer. The initial inspection period has now elapsed, and the prospective buyer has made a non-refundable deposit on this property. With all allowable extensions, this contract can be expected to close in September 1996.

               (c) In September, 1995 the Partnership entered into a contract for sale of this parcel with a developer who intends to use the site for professional offices. The original closing date of the contract has expired. However, the General Partner is negotiating with the potential Buyer for an extension of this agreement.


               For full details of Investment In Land, including a description of each parcel please refer to the notes in Form 10-K filed as of December 31, 1995.


Note 3         INVESTMENT IN JOINT VENTURE:
               ---------------------------

               The Partnership owns a 49.9% interest in Condev/McCulloch Road Joint Venture (A Florida Joint Venture) whose purpose is to acquire and hold a 19.10 acre parcel of land in Seminole County for investment purposes. The remaining 50.1% interest is owned by Condev Land Growth Fund '86, Ltd., an affiliate of the general partner. The Partnership's investment of $400,148 at March 31, 1996 is recorded on the equity method. A summary of the assets, liabilities, and venturer's capital of Condev/McCulloch Road Joint Venture as of March 31, 1996 is as follows:

                                     Assets
                                     ------
               Cash                                   $    408
               Investment in land                      802,930
                                                      --------

               $ 803,338

                       Liabilities and Venturer's Capital
                    -------------------------------------

               Liabilities                            $  1,438
               Venturers' capital                      801,900
                                                      --------
                                                     $ 803,338
                                                     =========


               During the first quarter of 1995, the Partnership entered into a Contract for Sale and Purchase relating to this property with Royal Apartments USA based in Champaign, Illinois. The agreement has been amended several times, and now provides for the acquisition of the entire site on or before April 22, 1996. The general partner anticipates distributing the net proceeds, after replenishment of operating reserves, as soon as the Partnership's auditors confirm the amount available for distribution. The Partnership holds an approximate 50% interest in this property.


Note 4         DISTRIBUTIONS TO PARTNERS:
               -------------------------

               Pursuant to the partnership agreement, cash flow generated each year by the Partnership is to be distributed 99% to the limited partners and 1% to the general partner. During the first quarter, there were no distributions made to the partners.

               The general partner is obligated to loan up to $100,000 to the Partnership during its term to meet working capital requirements. No such loans were made to the Partnership during the three months ended March 31, 1996.

Note 5         RELATED PARTY TRANSACTIONS:
               ---------------------------

               The Partnership Agreement provides for the reimbursement to the general partner for direct administrative expenses incurred in the operation of the partnership. For the three months ended March 31, 1996, $2,919 was reimbursed to the general partner for direct expenses incurred.

               When properties are sold, under certain circumstances an affiliate of the general partner may be paid real estate commissions in amounts customarily charged by others rendering similar services with such commissions plus commissions paid to nonaffiliated brokers not to exceed 10% of the gross sales price. No real estate commissions were paid during the three ended March 31, 1996.

Note 6         OTHER INFORMATION:
               ------------------

               None


ITEM 2         Management's Discussion and Analysis of Financial
               -------------------------------------------------
               Condition and Results of Operations:
               ------------------------------------

               Interest and other income for the three months ended March 31, 1995 was $3,176. Total Income for the period was also $3,176, as there were no sales of land during the period. This compares to total income for the comparable period in 1994 of $ 2,546. Operating expenses for the three months ended March 31, 1996 were $15,276 compared to $ 7,912 in 1995. This increase was the combined effect of changes in several items. Professional Services were $9,063 for the first three months of 1996 compared with $ 0 a year earlier. This occurred because quarterly invoices were paid during the first quarter of 1996, but in the second quarter during 1995. Office expense declined from $4,139 to $3,343 over the same period. Joint Venture expenses were $1,425 in 1996 against none recorded in 1995. This is the result of an accounting change whereby the Loss in the Equity of Joint Ventures is recognized on a quarterly basis rather than annually. Net loss for the three months ended March 31, 1996 was $12,100, compared to a net loss of $ 5,366 for the same period in 1995.


                                    PART II


ITEM 6.        EXHIBITS AND REPORTS ON FORM 8-K:
               ---------------------------------

                (A)  Exhibits/Index

                     None

                (B)  Reports on Form 8-K

                     There were no reports on Form 8-K for the period ended March 31, 1996.

                           CONDEV LAND FUND II, LTD.
                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned.


                          CONDEV LAND FUND II, LTD.
                          BY: Condev Associates, General Partner



  April 16, 1996           /s/  Robert N. Gardner, Partner
- ---------------------     --------------------------------------
    DATE                        Robert N. Gardner, Partner


  April 16, 1996           /s/  Joseph J. Gardner, Partner
- ---------------------     --------------------------------------
    DATE                        Joseph J. Gardner, Partner