Form 10-Q
period 1996-06-30
CONDEV LAND FUND II LTD
filed 1996-08-01
CIK 828744

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                  FORM 10 - Q

               Quarterly Report Pursuant to Section 13 or 15 (d)
                     of the Securities Exchange Act of 1934

                     For the Six Months Ended June 30, 1996
                       Commission File Number 33-19736-A

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

Registrant's telephone number, including area code: (407) 679-1748

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report), and (2) has been subject to such filing
requirements for the past 90 days.  YES  X     NO
                                        ----      ----

                           CONDEV LAND FUND II, LTD.

                                     INDEX


                                                         PAGE
                                                         NUMBER
PART I. FINANCIAL INFORMATION:

         ITEM 1. Financial Statements

                 Statement of Assets,
                 Liabilities and Partner's
                 Capital - June 30, 1996 and
                 December 31, 1995                         3

                 Statement of Income & Expense
                 Three Months Ended June 30, 1996
                 and June 30, 1995                         4

                 Statement of Income & Expense
                 Six Months Ended June 30, 1996
                 and June 30, 1995                         5

                 Statement of Cash Receipts and
                 Disbursements-Six months ended
                 June 30, 1996                             6

                 Notes to Financial Statements             7 - 9

         ITEM 2. Management's Discussion and Analysis
                 of Financial Condition and Results
                 of Operations                             9 - 10

PART II. OTHER INFORMATION:

         ITEM 6. Exhibits and Reports on Form 8-K          10



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

                           CONDEV LAND FUND II, LTD.
             STATEMENT OF ASSETS, LIABILITIES AND PARTNER'S CAPITAL
                      JUNE 30, 1996 AND DECEMBER 31, 1995


                                     ASSETS
                                     ------

                                June 30, 1996  December 31, 1995
                                -------------  ------------------
                                                   (AUDITED)

Cash & Cash Equivalents            $2,616,994         $  184,283
Investment  in Land (Note 2)        2,965,208          4,672,647
Investment in Joint Venture
  (Note 3)                                  0            399,262
Organization Costs                     15,212             15,212
                                   ----------         ----------

Total Assets                       $5,597,414         $5,271,404
                                   ==========         ==========

                       LIABILITIES AND PARTNER'S CAPITAL
                       ---------------------------------

Accounts Payable                   $        0         $    1,436
                                   ----------         ----------

Partner's Capital -
  General Partner                      12,016              3,342
  Limited Partner                   5,585,398          5,266,626
                                   ----------         ----------
 Total Partner's Capital            5,597,414          5,269,968
                                   ----------         ----------

Total Liabilities and
      Partner's Capital            $5,597,414         $5,271,404
                                   ==========         ==========

                           CONDEV LAND FUND II, LTD.
                        STATEMENT OF INCOME AND EXPENSE
               THREE MONTHS ENDED JUNE 30, 1996 AND JUNE 30, 1995
                                  (UNAUDITED)



INCOME                             June 30, 1996  June 30, 1995
- ------                             -------------  --------------

Sales income less cost                 $737,191      $       0

Equity in Income of Joint Ven.          147,317              0

Interest and Other Income                10,464          7,259
                                       --------      ---------

Total Income                           $894,972      $   7,259


OPERATING EXPENSES
- ------------------

Professional Services                  $      0      $   7,300

Office Expense                            4,848          1,486

Taxes and Licenses                       11,051              0

Other                                       960            641
                                       --------      ---------

Total Operating Expenses               $ 16,859      $   9,427
                                       --------      ---------

Net Income/(Loss)                      $878,113      $  (2,168)
                                       ========      =========


                           CONDEV LAND FUND II, LTD.
                        STATEMENT OF INCOME AND EXPENSE
                SIX MONTHS ENDED JUNE 30, 1996 AND JUNE 30, 1995
                                  (UNAUDITED)



INCOME                             June 30, 1996  June 30, 1995
- ------                             -------------  --------------

Sales income less cost                 $737,191      $       0

Equity in Income of Joint Ven.          147,317              0

Interest and Other Income                13,640          9,805
                                       --------      ---------

Total Income                           $898,148      $   9,805


OPERATING EXPENSES
- ------------------

Professional Services                  $  9,063      $   7,300

Office Expense                            8,987          5,247

Taxes and Licenses                       11,051            320

Other                                     1,600          4,472
                                       --------      ---------

Total Operating Expenses               $ 30,701      $  17,339
                                       --------      ---------

Net Income/(Loss)                      $867,447      $  (7,534)
                                       ========      =========


                           CONDEV LAND FUND II, LTD.
                            STATEMENT OF CASH FLOWS
                         SIX MONTHS ENDED JUNE 30, 1996



Cash flows from operating activities:
 Net Income                                                $  867,447
   Adjustments to reconcile net income
   to net cash provided by operating
   activities:
    Equity in income of joint venture                        (147,317)
    Gain on land sale                                        (737,191)
    Amortization of Organization Exp                               --
    Cash provided by changes in:
     Accounts Receivable                                            0
     Accounts payable                                          (1,436)
                                                           ----------

     Net cash provided in operating
     activities                                            $  (18,497)
                                                           ----------

Cash flows from investing activities:
  Land development costs                                         (201)
  Proceeds of Land Sale, net                                2,444,830
  Distributions from Joint Venture, net                       546,579
                                                           ----------
     Net cash used in investing
     activities                                             2,991,208
                                                           ----------

Cash flows from financing activities:

   Distributions to Partners                                 (540,000)
                                                           ----------

    Net cash provided by
    financing activities                                     (540,000)
                                                           ----------

     Net increase in cash                                  $2,432,711

Cash and cash equivalents at beginning of year                184,283

Cash and cash equivalents at end of period                 $2,616,994
                                                           ==========

                           CONDEV LAND FUND II, LTD.
                         NOTES TO FINANCIAL STATEMENTS



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

               The Partnership currently owns or has an interest in three parcels of land in the Central Florida area. Refer to Note 2 INVESTMENT IN LAND and Note 3 INVESTMENT IN JOINT VENTURE for
               ------------------            ---------------------------
               full details.

Note 2         INVESTMENT IN LAND:
               ------------------

               At June 30, 1996 land consisted of the following:

                     9.223 acre parcel (zoned commercial) in
                       southeast Seminole County, Florida    $  876,877(a)
                    111.64 acre parcel (zoned PUD)
                       in Lake County, Florida                1,674,463
                    17.788 acre parcel (zoned commercial) in
                       Lake County, Florida                           0(b)
                    16.19 acre parcel (zoned office/
                       commercial) in City of Maitland       $  413,778(c)
                                                             ----------

                                                             $4,672,758
                                                             ==========

               (a)  On March 28, 1996 the Partnership entered into a contract with a developer for sale of this parcel. The contract provided for a 90-day period during which the buyer was required to obtain commitments from retail users satisfactory to the Partnership. On June 26, 1996 this contract was terminated by the Partnership.

               (b) In November 1995, the Partnership entered into a contract for sale of this parcel with Home Depot USA, Inc. On June 14, 1996, The Partnership concluded the sale of this parcel. The Purchase Price for this parcel was $2,750,000. After expenses of the sale, the net proceeds realized by the Partnership were $2,433,823.27. The Partnership paid a total of $1,670,000 for the two parcels included in this sale. In addition, the Partnership had $ 37,639.50 in capitalized costs relating to the property. Therefore, the Partnership had a net gain on the sale of these parcels of $726,183.77.

                    Of the $2,433,823.27 in net proceeds received from the sale, $2,425,000 was distributed to limited partners on July 1, 1996. The $8,823.27 balance of net proceeds was added to partnership reserves.

               (c) In September, 1995 the Partnership entered into a contract for sale of this parcel with a developer who intends to develop the site for professional offices. In June, the closing date of the contract was extended for an additional 30 days with an option for an additional 30-day extension to allow the buyer time to complete final acquisition details. Closing is now anticipated in August, 1996.


               For full details of Investment In Land, including a description of each parcel please refer to the notes in Form 10-K filed as of December 31, 1995.


Note 3         INVESTMENT IN JOINT VENTURE:
               ---------------------------

               The Partnership owns a 49.9% interest in Condev/McCulloch Road Joint Venture (A Florida Joint Venture) whose purpose is to acquire and hold a 19.10 acre parcel of land in Seminole County for investment purposes. The remaining 50.1% interest is owned by Condev Land Growth Fund '86, Ltd., an affiliate of the general partner. The Partnership's investment at June 30, 1996 is recorded on the equity method. A summary of the assets, liabilities, and venturer's capital of Condev/McCulloch Road Joint Venture as of June 30, 1996 is as follows:

                             Assets
                             ------

               Cash                                      $602
               Investment in land                           0
                                                         ----
                                                         $602
                                                         ====

                  Liabilities and Venturer's Capital
                  ----------------------------------

               Liabilities                               $602
               Venturers' capital                           0
                                                         ----
                                                         $602
                                                         ====

               During the first quarter of 1995, the Partnership entered into a Contract for Sale and Purchase relating to this property with Royal Apartments USA based in Champaign, Illinois. On April 22, 1996, Condev/McCulloch Road Joint Venture concluded the sale.
               The Purchase Price for this parcel was $1,190,000, which includes an amount of $35,000 paid by the purchaser as additional consideration to extend the closing date from December 22, 1995 to April 22, 1996. After expenses of the sale, the net proceeds realized by the Joint Venture were $1,104,330.01. The Joint Venture paid $737,355 for this parcel on February 6, 1989. In addition, the Joint Venture had $62,769 in additional capitalized costs relating to the property. Therefore, the Joint Venture had a net gain on the sale of this parcel of $304,206.01.

               As provided in the Partnership Agreement, reserves may be retained by the Partnerships to provide for anticipated future expenses. The General Partner determined that additional reserves of $8,900 were appropriate and necessary for Condev Land Fund II. In addition the Joint Venture retained reserves of $4,330 to cover final audit and attorney's fees. Aggregate distributions to limited partners in the amount of $1,080,000 were made on May 2, 1996, $540,000 to limited partners of Condev Land Growth Fund '86, Ltd. and Condev Land Fund II, Ltd., respectively.



Note 4         DISTRIBUTIONS TO PARTNERS:
               -------------------------

               Pursuant to the partnership agreement, cash flow generated each year by the Partnership is to be distributed 99% to the limited partners and 1% to the general partner. There were no cash flow distributions during the first six months of 1996

               Pursuant to the partnership agreement, proceeds realized from the sale of properties, after the establishment of reserves for future operating costs, are to be distributed at least annually. During the second quarter, distributions totalling $540,000 were made to the partners.

Note 5         RELATED PARTY TRANSACTIONS:
               ---------------------------

               The Partnership Agreement provides for the reimbursement to the general partner for direct administrative expenses incurred in the operation of the partnership. For the six months ended June 30, 1996, $5,838 was reimbursed to the general partner for direct expenses incurred.

               When properties are sold, under certain circumstances an affiliate of the general partner may be paid real estate commissions in amounts customarily charged by others rendering similar services with such commissions plus commissions paid to nonaffiliated brokers not to exceed 10% of the gross sales price. No real estate commissions were paid to any affiliate of the general partner during the six months ended June 30, 1996.

               The general partner is obligated to loan up to $100,000 to the Partnership during its term to meet working capital requirements. No such loans were made to the Partnership during the six months ended June 30, 1996.

Note 6         OTHER INFORMATION:
               ------------------

               None


ITEM 2         Management's Discussion and Analysis of Financial
               -------------------------------------------------
               Condition and Results of Operations:
               ------------------------------------

               Interest and other income for the six months ended June 30, 1996 was $13,640. Total Income for the period was $898,148, which included gains on the sale of two properties aggregating $884,508. See Notes 2 and 3 for details. This compares to total income for the comparable period in 1995 of $ 9,805. There were no sales of land during the first six months of 1995. Operating expenses for the six months ended June 30, 1996 were $30,701 compared to $ 17,339 in 1995. This increase was almost entirely due to real estate taxes in the amount of $11,051 paid at the time of the Leesburg sale, whereas the taxes in 1995 were paid during the fourth quarter. Office expense increased from $5,247 to $8,987 over the same period reflecting higher postage and other costs relating to two sales of land during the 1996 period. Net income for the six months ended June 30, 1996 was $867,447, compared to a net loss of $ 7,534 for the same period in 1995.

               Total assets of the partnership increased from $5,271,404 at December 31, 1995 to $5,597,414 at June 30, 1996, a rise of
               $326,010. However, the composition of assets changed dramatically. Investments in Land and in Joint Venture decreased from $5,071,909 to $2,965,208, while cash and cash equivalents increased from $184,283 to $2,616,994. This reflects the sale of land by the partnership during the period. On July 1, 1996, total distributions of $2,425,000 were made to limited partners, and this will be reflected as a reduction in total assets and in cash & cash equivalents in the third quarter of 1996. Total assets can be expected to decrease as land is sold and the net proceeds are distributed to limited partners.


                                    PART II

               ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K:
                       ---------------------------------

                       (A)  Exhibits/Index

                            None

                       (B)  Reports on Form 8-K

                            There were no reports on Form 8-K for the period ended June 30, 1996.

                           CONDEV LAND FUND II, LTD.
                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned.


                                CONDEV LAND FUND II, LTD.
                                BY: Condev Associates, General Partner




August 1, 1996                  /s/ Robert N. Gardner
- ------------------              --------------------------------
    DATE                        Robert N. Gardner, Partner



August 1, 1996                  /s/ Joseph J. Gardner
- ------------------              --------------------------------
    DATE                        Joseph J. Gardner, Partner