Form 10-Q
period 1996-09-30
CONDEV LAND FUND II LTD
filed 1996-10-25
CIK 828744

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                  FORM 10 - Q

               Quarterly Report Pursuant to Section 13 or 15 (d)
                     of the Securities Exchange Act of 1934

                  For the Nine Months Ended September 30, 1996
                       Commission File Number 33-19736-A

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

         ITEM 1.   Financial Statements
                   Statement of Assets,
                   Liabilities and Partner's
                   Capital - September 30, 1996 and
                   December 31, 1995                           3

                   Statement of Income & Expense
                   Three Months Ended September 30, 1996
                   and September 30, 1995                      4

                   Statement of Income & Expense
                   Nine Months Ended September 30, 1996
                   and September 30, 1995                      5

                   Statement of Cash Receipts and
                   Disbursements-Nine months ended
                   September 30, 1996                          6

                   Notes to Financial Statements               7 - 9

         ITEM 2.   Management's Discussion and Analysis
                   of Financial Condition and Results
                   of Operations                               9 - 10

PART II. OTHER INFORMATION:

         ITEM 6.   Exhibits and Reports on Form 8-K           10


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

                           CONDEV LAND FUND II, LTD.
             STATEMENT OF ASSETS, LIABILITIES AND PARTNER'S CAPITAL
                    SEPTEMBER 30, 1996 AND DECEMBER 31, 1995


                                     ASSETS
                                     ------

                                September 30, 1996  December 31, 1995
                                ------------------  -----------------
                                                        (AUDITED)

Cash & Cash Equivalents                 $  197,767         $  184,283
Investment  in Land (Note 2)             2,966,029          4,672,647
Investment in Joint Venture
 (Note 3)                                        0            399,262
Organization Costs                          15,212             15,212
                                        ----------         ----------

Total Assets                            $3,179,008         $5,271,404
                                        ==========         ==========

                       LIABILITIES AND PARTNER'S CAPITAL
                       ---------------------------------

Accounts Payable                        $        0         $    1,436
                                        ----------         ----------

Partner's Capital -
  General Partner                           90,746              3,342
  Limited Partner                        3,088,262          5,266,626
                                         ---------          ---------

     Total Partner's Capital             3,179,008          5,269,968
                                         ---------          ---------

Total Liabilities and
            Partner's Capital           $3,179,008         $5,271,404
                                         =========          =========

                           CONDEV LAND FUND II, LTD.
                        STATEMENT OF INCOME AND EXPENSE
          THREE MONTHS ENDED SEPTEMBER 30, 1996 AND SEPTEMBER 30, 1995
                                  (UNAUDITED)


                                       September 30, 1996  September 30, 1995
                                       ------------------  -------------------
     INCOME
     ------

     Sales income less cost                       $ 1,044           $       0

     Equity in Income of Joint Ven.                   300                   0

     Interest and Other Income                     13,852               3,994
                                                  -------           ---------

     Total Income                                 $15,196           $   3,994


     OPERATING EXPENSES
     ------------------

     Professional Services                        $   966           $     162

     Office Expense                                 4,286               6,691

     Taxes and Licenses                                 0                   0

     Other                                          3,350               1,449
                                                                    ---------

     Total Operating Expenses                     $ 8,602           $   8,302
                                                  -------           ---------

     Net Income/(Loss)                            $ 6,594           $(  4,308)
                                                  =======           =========


                           CONDEV LAND FUND II, LTD.
                        STATEMENT OF INCOME AND EXPENSE
          NINE MONTHS ENDED SEPTEMBER 30, 1996 AND SEPTEMBER 30, 1995
                                  (UNAUDITED)


                                         September 30, 1996  September 30, 1995
                                         ------------------  -------------------

     INCOME
     ------

     Sales income less cost                        $738,235          $        0

     Equity in Income of Joint Ven.                 147,617                   0

     Interest and Other Income                       27,492              13,799
                                                   --------          ----------

     Total Income                                  $913,344          $   13,799


     OPERATING EXPENSES
     ------------------

     Professional Services                         $ 10,029          $    7,462

     Office Expense                                  13,273              12,426

     Taxes and Licenses                              11,051                 320

     Other                                            4,950               5,433
                                                   --------          ----------

     Total Operating Expenses                      $ 39,303          $   25,641
                                                   --------          ----------

     Net Income/(Loss)                             $874,041          $  (11,842)
                                                   ========          ==========


                           CONDEV LAND FUND II, LTD.
                            STATEMENT OF CASH FLOWS
                      NINE MONTHS ENDED SEPTEMBER 30, 1996

Cash flows from operating activities:
    Net Income                                                 $  874,041
       Adjustments to reconcile net income
       to net cash provided by operating
       activities:
          Equity in income of joint venture                      (147,617)
          Gain on land sale                                      (738,235)
          Amortization of Organization Exp                             --
          Cash provided by changes in:
             Accounts Receivable                                        0
             Accounts payable                                      (1,436)

             Net cash provided in operating
             activities                                         $ (13,247)

Cash flows from investing activities:
       Land development costs                                           0
       Proceeds of Land Sale, net                               2,444,852
       Distributions from Joint Venture, net                      546,879
                                                                  -------
             Net cash used in investing
             activities                                         2,991,731
                                                                ---------

Cash flows from financing activities:

       Distributions to Partners                               (2,965,000)
                                                               ----------
             Net cash provided by
             financing activities                              (2,965,000)
                                                               ----------

                Net increase in cash                           $   13,484

Cash and cash equivalents at beginning of year                    184,283

Cash and cash equivalents at end of period                     $  197,767
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

Note 2         INVESTMENT IN LAND:
               ------------------

               At September 30, 1996 land consisted of the following:

                       9.223 acre parcel (zoned commercial) in
                            southeast Seminole County, Florida    $  876,877(a)
                       111.64 acre parcel (zoned PUD)
                            in Lake County, Florida                1,675,374(b)
                       17.788 acre parcel (zoned commercial) in
                            Lake County, Florida                           0(c)
                       16.19 acre parcel (zoned office/
                            commercial) in City of Maitland       $  413,778(d)
                                                                  ----------

                                                                  $2,966,029
                                                                  ==========

               (a) On March 28, 1996 the Partnership entered into a contract with a developer for sale of this parcel. The contract provided for a 90-day period during which the buyer was required to obtain commitments from retail users satisfactory to the Partnership. On June 26, 1996 this contract was terminated by the Partnership.

               (b) After acquiring this property in 1989, the general partner was successful in having this property zoned as a Planned Development, to include residential, multi-family and commercial uses. In 1996, Lake County took the position that the zoning and land use it approved in 1990 is no longer valid. The general partner has started the process established by state statute when property rights are denied. If settlement cannot be reached with the county in the mandated Special Master hearings, the general partner will bring suit in circuit court to have its zoning and land use recognized.

               (c) In November 1995, the Partnership entered into a contract for sale of this property with Home Depot USA, Inc. On June 14, 1996, The Partnership concluded the sale. The Purchase Price was $2,750,000. After expenses of the sale, the net proceeds realized by the Partnership were $2,433,823.27. The Partnership paid a total of $1,670,000 for the two parcels which make up this property in March and June, 1989. In addition, the Partnership had $ 37,639.50 in capitalized costs relating to the property. Therefore, the Partnership had a net gain on the sale of these parcels of $726,183.77.

                    Of the $2,433,823.27 in net proceeds received from the sale, $2,425,000 was distributed to limited partners on July 1, 1996. The $8,823.27 balance of net proceeds was added to partnership reserves.

               (d) In September, 1995 the Partnership entered into a contract for sale of this parcel with a developer who intends to develop the site for professional offices. In June, the closing date of the contract was extended for an additional 30 days with an option for an additional 30-day extension to allow the buyer time to complete final acquisition details. The contract was extended again in August. Closing is now anticipated in October, 1996.

               For full details of Investment In Land, including a description of each parcel please refer to the notes in Form 10-K filed as of December 31, 1995.


Note 3         INVESTMENT IN JOINT VENTURE:
               ---------------------------

               The Partnership owned a 49.9% interest in Condev/McCulloch Road Joint Venture (A Florida Joint Venture) whose purpose was to acquire and hold a 19.10 acre parcel of land in Seminole County for investment purposes. The remaining 50.1% interest was owned by Condev Land Growth Fund '86, Ltd., an affiliate of the general partner. In April, 1996 the Joint Venture's land was sold as described below, and the Joint Venture was terminated.

               During the first quarter of 1995, the Joint Venture entered into a Contract for Sale and Purchase relating to this property with Royal Apartments USA based in Champaign, Illinois. On April 22, 1996, Condev/McCulloch Road Joint Venture concluded the sale.
               The Purchase Price was $1,190,000, which includes an amount of $35,000 paid by the purchaser as additional consideration to extend the closing date from December 22, 1995 to April 22, 1996. After expenses of the sale, the net proceeds realized by the Joint Venture were $1,104,330.01. The Joint Venture paid $737,355 for this parcel on February 6, 1989. In addition, the Joint Venture had $62,769 in additional capitalized costs relating to the property. Therefore, the Joint Venture had a net gain on the sale of this parcel of $304,206.01.

               Net proceeds from this sale were distributed to limited partners in May, 1996. Final distributions to Condev Land Growth Fund '86,

               Ltd. and Condev Land Fund II, Ltd. were made during the third quarter, and the Joint Venture was terminated.


Note 4         DISTRIBUTIONS TO PARTNERS:
               -------------------------

               Pursuant to the partnership agreement, cash flow generated each year by the Partnership is to be distributed 99% to the limited partners and 1% to the general partner. There were no cash flow distributions during the first nine months of 1996.

               Pursuant to the partnership agreement, proceeds realized from the sale of properties, after the establishment of reserves for future operating costs, are to be distributed at least annually. During the third quarter, distributions totalling $2,425,000 were made to the partners pursuant to the sale described in Note 2(c). In addition, $540,000 was distributed to limited partners during the second quarter relating to proceeds from the sale described in Note 3 above.

Note 5         RELATED PARTY TRANSACTIONS:
               ---------------------------

               The Partnership Agreement provides for the reimbursement to the general partner for direct administrative expenses incurred in the operation of the partnership. For the nine months ended September 30, 1996, $8,757 was reimbursed to the general partner for direct expenses incurred.

               When properties are sold, under certain circumstances an affiliate of the general partner may be paid real estate commissions in amounts customarily charged by others rendering similar services with such commissions plus commissions paid to nonaffiliated brokers not to exceed 10% of the gross sales price. No real estate commissions were paid to any affiliate of the general partner during the nine months ended September 30, 1996.

               The general partner is obligated to loan up to $100,000 to the Partnership during its term to meet working capital requirements. No such loans were made to the Partnership during the nine months ended September 30, 1996.

Note 6         OTHER INFORMATION:
               ------------------

               None


ITEM 2         Management's Discussion and Analysis of Financial
               -------------------------------------------------
               Condition and Results of Operations:
               ------------------------------------

               Interest and other income for the nine months ended September 30, 1996 was $27,492, compared with interest and other income of $13,799 for the nine months ended September 30, 1995. This reflects a higher level of cash during the 1996 period. Total Income for the period was $913,344, which included gains on the sale of two properties aggregating $885,852. See Notes 2 and 3 for details. This compares to total income for the comparable period in 1995 of $ 13,799. There were no sales of land during the first nine months of 1995. Operating expenses for the nine months ended September 30, 1996 were $39,303 compared to $ 25,641 in 1995. This increase was almost entirely due to real estate taxes in the amount of $11,051 paid at the time of the Home Depot sale, whereas the taxes in 1995 were paid during the fourth quarter. Office expense increased from $12,426 to $13,273 over the same period reflecting higher postage and other costs relating to two sales of land during the 1996 period. Professional fees rose from $7,462 in 1995 to $10,029 for the first nine months of 1996. This occurred because of additional efforts to insure that existing development rights relating to the Partnership's properties are maintained and protected. Net income for the nine months ended September 30, 1996 was $874,041, compared to a net loss of $11,842 for the same period in 1995.

               Total assets of the partnership decreased from $5,271,404 at December 31, 1995 to $3,179,008 at September 30, 1996, a decrease of $2,092,396, reflecting the sale of two properties during the first nine months of 1996. Assets can be expected to decline as properties are sold and the net proceeds are distributed to limited partners.

               Liquidity remained at a satisfactory level at the end of the quarter. Cash and cash equivalents increased from $184,283 at December 31, 1995 to $197,767 at September 30, 1996.


                                    PART II


               ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K:
                        ---------------------------------

                        (A)  Exhibits/Index

                             None

                        (B)  Reports on Form 8-K

                             There were no reports on Form 8-K for the period ended September 30, 1996.

                           CONDEV LAND FUND II, LTD.
                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned.


                               CONDEV LAND FUND II, LTD.
                               BY: Condev Associates, General Partner




October 25, 1996               /s/ Robert N. Gardner
-----------------------        --------------------------------
     DATE                      Robert N. Gardner, Partner



October 25, 1996               /s/ Joseph J. Gardner
-----------------------        ----------------------------------
     DATE                      Joseph J. Gardner, Partner