Form 10-K
period 1996-12-31
CONDEV LAND FUND II LTD
filed 1997-02-26
CIK 828744

                       SECURITIES AND EXCHANGE COMMISSION

                                Washington, D.C.

                                   Form 10-K

                 Annual Report Pursuant to Section 13 or 15(d)
                         of the Securities Act of 1934

For the Fiscal Year Ended                                Commission File Number
December 31, 1996                                        #33-19736-A

                           Condev Land Fund II, Ltd.
                           -------------------------
                          (Exact Name of Registrant as
                           specified in its charter)

          Florida                                      #59-2862457
-------------------------------             -------------------------------
(State or other jurisdiction                (IRS Employer ID #)
 of incorporation or
 organization)


2487 Aloma Avenue
Winter Park, Florida                          32792
-------------------------------             ---------
(Address of principal executive             (Zip Code)
 offices)

Registrant's telephone number, including area code (407) 679-1748
                                                   --------------
Securities registered pursuant to Section 12(b) of the Act:

                                      None
                                      ----

Securities registered pursuant to Section 12(g) of the Act:

                                      None
                                      ----

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 of 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

     Yes  X          No
        -------        -------

State the aggregate market value of the voting stock held by non-affiliates of the Registrant:
                                 Not Applicable
                                 --------------

                                     PART I

Item l.

     Business:
     --------

     Condev Land Fund II, Ltd. (the "Partnership") is a Florida limited partnership formed on December 16, 1987 under the Florida Revised Uniform Partnership Act. The Partnership was formed with an initial contribution of $1,000 from the General Partner and $1,500 from the Initial Limited Partners. The Partnership registered with the Securities and Exchange Commission a total of 30,000 units of limited partnership interest (Units). Condev Investment Company, the Managing Dealer, had the right to sell an original amount of 20,000 units, and up to an additional 10,000 units pursuant to an over-allotment option.

     On May 11, 1988, Condev Associates, on behalf of Condev Land Fund II, Ltd., accepted subscriptions for 4,218 units. On May 11, 1988, the general partner notified Barnett Banks Trust Company, N.A., the Escrow Agent, that the minimum number of units had been accepted and directed the Escrow Agent to pay the escrowed amount to the Partnership. The net proceeds of the offering were placed in short term, money-market type instruments pending investment as described in the Use of Proceeds section of the Prospectus dated February 29, 1988. Upon receipt of the net proceeds of the offering, the Amended and Restated Certificate and Agreement of Limited Partnership was filed with the Florida Secretary of State to admit the additional Limited Partners and to effect the withdrawal of the Original Limited Partners.

     From May 11, 1988 through June 30, 1989 the general partner accepted additional subscriptions for 25,580 Units. The Partnership collected $7,449,500 in Limited Partnership capital as of December 31, 1989.

     As provided under the terms of the Partnership Agreement the Partnership was to be in existence until December 31, 1995. In accordance with the Florida Limited Partnership Law and the Partnership Agreement, after December 31, 1995 the Partnership has been in liquidation with no change in the status of the limited partners or general partner. The Partnership's operation will continue until all investments of the Partnership are sold and proceeds distributed to the partners.

     The Partnership has purchased seven properties to be held for investment in the Central Florida area. One parcel was purchased during 1988, five parcels were purchased during 1989 and one parcel was purchased during 1990. Refer to Item 2. Properties, for full details.

     The Partnership has no employees. Messrs. Robert N. Gardner and Joseph J. Gardner are the general partners of Condev Associates, a Florida general partnership, which is the general partner of the Partnership. Mr. Robert L. Secrist, Jr. withdrew as a partner of Condev Associates on September 1, 1988.

Item 2.

     Properties:
     ----------

     Since its inception, the Partnership has purchased seven properties for investment in the Central Florida area. During 1994, one entire property and part of another property was sold. There were no sales of land during 1995. During 1996, three parcels were sold. As of December 31, 1996, the partnership owned or had an investment in three properties. At year end 1996, the Partnership had a contract for sale of one additional property.

     The Limited Partnership Agreement requires an independent appraisal for each property it purchases, and the acquisition price not to exceed the appraised value. The appraised values referred to herein are the results of the appraisal at the time of acquisition.

     The following is a summary of all properties acquired by the Partnership:

     Parcel 1:
     --------

     Originally, a 12.04 acre parcel of vacant land located at the northwest corner of Alafaya Trail and McCulloch Road in Seminole County, Florida. After the transaction with the Florida Department of Transportation (FDOT) described below, the remaining property is 9.23 acres. The property has 570 feet of frontage on Alafaya Trail and 434 feet of frontage on McCulloch Road. The Partnership received an appraisal in the amount of $1,704,200 for the property at the time of acquisition.

     The property is located in an area of Orlando experiencing significant residential and commercial growth. Several road projects in the area, including the four-laning of McCulloch Road east of Alafaya Trail and six-laning of Alafaya Trail from the north entrance to the University of Central Florida to Highway 50 will be helpful in supporting continued growth in the area.

     During the first quarter of 1994, the FDOT condemned 2.81 acres of the
     12.04 acre commercial parcel. The FDOT paid $676,800 as compensation for the taking. Of the compensation awarded, the Partnership received $608,635; the balance paid attorney's fees costs and taxes. In April, 1994, a distribution to limited partners in the amount of $506,556 was made. The balance was added to Partnership reserves.

     The Partnership sued the FDOT for additional compensation for the taking of the property. This suit was settled on September 27, 1994 by mediation which resulted in an additional $388,200 cash payment by FDOT to the Partnership. Of this amount, $97,050 was used to pay legal fees. As provided by Florida State law, these legal fees were refunded to the Partnership during the first quarter of 1995.

     Date of Purchase:                        August 31, 1988
     Purchase Price:                          $1,500,000
     Additional Capitalized Costs:            $  130,776
                                              ----------
     Less: Sale of 2.81 acres to FDOT         (  753,899)
                                              ----------
                                              $  876,877

     On November 19, 1996 the Partnership entered into an Agreement of Sale relating to this parcel with a developer who intends to construct a retail center on the site. The Agreement calls for an inspection period of 90 days followed by a period of 180 days to obtain all required regulatory approvals for development of the site. Closing is scheduled for mid-August, assuming all required approvals have been obtained by that date.

     Parcel 2:
     --------

     The Partnership purchased, in joint venture with an affiliated partnership, Condev Land Growth Fund '86, Ltd., a 19+ acre tract located immediately
                                            -
     north of the University of Central Florida with 622 feet of frontage on McCulloch Road. This parcel is zoned for up to 212 residential units on
     17.65 acres, and 16,880 square feet of professional/office space on 1.45 acres. The Partnership received an MAI appraisal for $935,000 on this property.

     On February 17, 1995, the Partnership entered into a Contract for Sale and Purchase relating to this property with Royal Apartments USA based in Champaign, Illinois. The sale was concluded on April 22, 1996. The purchase price for this parcel was $1,190,000, which included an amount of $35,000 paid by the purchaser as additional consideration to extend the closing date. After expenses of the sale, the net proceeds realized by the Joint Venture were $1,104,330. A total of $1,080,000 was distributed to limited partners in May, 1996, $540,000 to limited partners of Condev Land Fund '86, Ltd., and $540,000 to limited partners of Condev Land Fund II, Ltd.. The balance was added to Partnership reserves.

     Date of Purchase:                          February 6, 1989
     Purchase Price:                               $737,355
     Additional Capitalized Costs:                 $ 62,769
     Partnership Share (50.l% Interest)            $399,262
         Less: sale                                 399,262
                                                   --------
     Balance                                            -0-

     Parcel 3:
     --------

     A 15.938 acre, commercially zoned parcel located in Lake County, Florida between Tavares and Leesburg on U.S. Highway 441. The Partnership received an appraisal of $1.8 million for the property.

     This property was sold in June, 1996. See Parcel 4 below.

     Date of Purchase:                March 16, 1989
     Purchase Price:                      $1,275,000
     Additional Capitalized Costs:        $   24,112
     Less: sale                           $1,299,112
                                          ----------
     Balance:                                    -0-

     Parcel 4:
     --------

     This is a 1.85 acre commercial parcel which adjoins parcel 3 and squares off the property. The property contains 1.85+ acres with approximately 260
                                                 -
     feet of frontage on U.S. Highway 441. The Partnership received an appraisal for $450,000 or $5.58 per square foot for the property.

     On June 14, 1996, the Partnership concluded the sale of this parcel, along with parcel 3 described above, to Home Depot USA, Inc. The purchase price for these two parcels was $2,750,000. After the expenses of the sale, the net cash proceeds realized by the Partnership were $2,433,823. A total of $2,425,000 was distributed to limited partners in July 1996. The balance was added to partnership reserves.

     Date of Purchase:                June 27, 1989
     Purchase Price:                       $395,000
     Additional Capitalized Costs:         $ 18,779
     Less: sale                            $413,779
                                           --------
     Balance:                              $    -0-


     Parcel 5:
     --------

     This parcel originally consisted of 4.65 acres of commercially zoned property located on the north side of U.S. Highway 27-441 in Lady Lake, Lake County, Florida. The property has road frontage on U.S. Highway 27 and Griffin Avenue. The Partnership received an appraisal of $2.50 per square foot or $535,000 for the property.

     On June 5, 1990 the Partnership sold 1.785 acres of the total 4.6512 acre site to SunBank N.A. for $375,000.

     On September 12, 1994, the Partnership entered into a Contract for Sale and Purchase that was ultimately assigned to First Federal Savings Bank of Lake County. The Contract provided for the sale of the entire remaining acreage at a price of $475,000. This transaction was concluded on October 10, 1994.

     Parcel 6:
     --------

     A 111.64 acre parcel located on U. S. Highway 27 in Lake County approximately one mile north of U.S. 192 and five miles from Walt Disney World. The property is zoned as a Planned Development comprised of single-family, multi-family and commercial uses. The Partnership received an appraisal of $20,000 per acre or $2,232,800 for the property.

     The southwest corridor of Orlando is an area that continues to experience rapid gain in employment, population and household growth and commercial development.



     Date of Purchase:                November 11, 1989
     Total Purchase Price:                   $1,574,761
     Additional Capitalized Costs:           $  106,612

     Parcel 7:
     --------

     Parcel 7 is a tract of land consisting of approximately 7 developable and
     15.57 (plus over minus) total acres. It is zoned OC-2 in the City of Maitland. The Partnership received an appraisal of $1,350,000 for the property.

     The parcel has a unique lakefront setting in the Lake Lucien/Maitland Center area on the north side of Orlando. This area is one of the preeminent office communities in the metropolitan area.

     Date of Purchase:                June 7, 1990
     Purchase Price:                      $375,000
     Additional Capitalized Costs:        $ 39,163


     In September, the Partnership entered into a contract for sale of this parcel with a developer who intended to use the site for professional offices. The purchaser was unable to conclude the contract, so the Partnership offset the purchaser's $5,000 deposit and placed the property back on the market.

Item 3.

     Legal Proceedings:
     -----------------

     As of December 31, 1996, the Partnership was not subject to any pending legal proceedings.


Item 4.

     Submission of Matters to a Vote of Security:
     -------------------------------------------

     No matter was submitted to Unit Holders for a vote during the year ended December 31, 1996.

                                    PART II
Item 5.

     Markets for Registrant's Common Equity and Related Stockholder Matters:
     ----------------------------------------------------------------------

     (a) There has not been a public secondary market and it is not anticipated that a public secondary market for the Units will develop.

     (b) As of December 31, 1996, there were approximately 973 holders of record of the Units of the Partnership.

     (c) Unit holders received cash distributions totalling $4,600 during the year ended December 31, 1988 representing their pro-rata share of interest earned while funds were held in escrow.

     (d) Cash distributions totalling $90,282 were made during the year ended December 31, 1989, representing net cash flow of the Partnership during the year 1988. As provided in the Partnership Agreement, 99% of net cash flow was distributed to unit holders based on the number of days their investment was held during the year and the amount of the investment. The general partner received l% of the net cash flow, or $902.

     (e) Pursuant to the Partnership Agreement, cash flow generated each year by the Partnership is to be distributed 99% to the limited partners and l% to the general partner. In March 1990 the limited partners and general partner received distributions of $155,263 and $1,569, respectively, attributable to cash flow generated during the year ended December 31, 1989.

     On June 13, 1990 the distributable proceeds of the sale to SunBank, N. A. were distributed to Partners. After closing costs, the net proceeds to the Partnership were $375,020. Of this amount, $331,795 was distributed to the limited partners and $32,886 was distributed to the general partner.

     On April 20, 1994, a total of $506,556 was distributed to Partners. Funds for this distribution resulted from the initial settlement with the FDOT. See Item 2. Properties. Parcel 1. In November, 1994 the Partnership made an additional distribution to Partners in the amount of $715,152, representing proceeds from the Lady Lake parcel sale and the final settlement with the FDOT. Total distributions to Partners during 1994 were $1,221,718.

     On May 2, 1996, a total of $540,000 was distributed to Limited Partners. This represented net proceeds after expenses and reserves relating to the Partnership's interest in a 19.10 acre parcel of land located in Seminole County, Florida. On July 1, 1996, a total of $2,425,000 was distributed to limited partners representing net proceeds after expenses and reserves relating to the sale of Parcels 3 and 4 to Home Depot, USA, inc.. Total distributions during 1996 were $2,965,000.

Item 6.
     Selected Financial Data:
     -----------------------

                            Year Ended December 31,
                            -----------------------

                                1993         1992         1991        1990         1989
                             -----------  -----------  ----------  -----------  -----------
    Revenue                   $   17,435   $   20,724  $   24,580   $  260,768   $  201,435
    Net Income                 (  68,683)   (  71,303)  (  84,109)     146,497      153,515
    Total Assets               6,131,464    6,200,147   6,294,039    6,356,159    6,733,421
    Partnership
       Capital                 6,131,464    6,200,147   6,271,450    6,730,574    6,355,559

                                 1994         1995        1996
                              ----------   ----------  ----------
    Revenue                   $  516,468   $   19,549  $  913,179
    Net Income                   422,902    (  62,680)    842,315
    Total Assets               5,335,562    5,271,404   3,151,702
    Partnership
       Capital                 5,332,648    5,269,968   3,147,283

     The above selected financial data should be read in conjunction with the financial statements and related notes appearing elsewhere in this annual report.

Item 7.

     Management's Discussion and Analysis of Financial Condition and Results of
     --------------------------------------------------------------------------
     Operations:
     ----------

     January 1, 1996 through December 31, 1996:

     The Partnership continued to manage the affairs of the Partnership and the portfolio properties. Emphasis was placed on positioning the portfolio properties for sale and on preserving property development rights.

     On March 28, 1996 the Partnership entered into a contract with a developer for sale of its 9.2 (plus over minus) acre site at the intersection of Alafaya Trail and McCulloch Road in Seminole County, Florida. The prospective buyer intended to develop the site as a retail center. This contract was cancelled by the prospective buyer during the inspection period because the buyer was unable to secure an acceptable anchor tenant.

     On April 22, 1996, Condev/McCulloch Road Joint Venture, in which the Partnership had a 49.9% interest, concluded the sale of its 19.10 acre property located on McCulloch Road in Seminole County, Florida. The buyer was a group of investors who intend to construct a 192 unit student housing complex on the site. The Purchase Price for this parcel was $1,190,000, which includes an amount of $35,000 paid by the purchaser as additional consideration to extend the closing date. After expenses of the sale, the net proceeds realized by the joint Venture were $1,104,330. Distributions aggregating $1,080,000 were made to limited partners in May, 1996.

     On June 14, 1996, the Partnership concluded the sale of two parcels aggregating 17.75 acres located on U.S. Highways 441/27 near the Lake County Mall in Lake County, Florida. The Purhase Price for these parcels was $2,750,000. After expenses of the sale, the net proceeds realized by the Partnership were $2,433,823. A total of $2,425,000 was distributed to limited partners in July 1996. The balance was added to partnership reserves.

     In November, the contract for sale of the Partnership's parcel located in Maitland, Seminole County was allowed to expire after the prospective buyer requested another extension but without additional consideration to the Partnership. As a result, the Partnership retained $5,000 in escrow deposits and has placed the property back on the market.

     For the year ended December 31, 1996, the Partnership reported total income of $913,179, including $737,235 gain on sale of land and $146,799 equity in income of joint venture, and $29,145 in other revenues. This compares to total income in 1995 of $19,549. The 1996 revenues reflect sale of the Partnership's land in Leesburg (Parcel #s 3 and 4) and Condev/McCulloch Road Joint Ventures sale of its 19.1 acre parcel in Seminole County (Parcel #2). There were no sales of land by the Partnership in 1995.

     Operating expenses totalled $70,864 for the year ended December 31, 1996, compared to $82,229 in 1995. The primary reason for the decrease was a reduction in taxes and permits, which decreased from $46,031 in 1995 to $29,400 in 1996. This is a result of properties being sold during the year. The other decrease was the elimination of the $5,124 equity loss in the joint venture in 1995. These decreases were partially offset by slight inceases in professional fees and office expenses in 1996, and by amortization of organizational expenses totalling $4,905. There was no amortization of organizational expenses in 1995 because no properties were sold. See Note 1 to the accompanying financial statements.

     The net profit reported for the year ended December 31, 1996 was $842,315, compared to a net loss of $62,680 for the year ended December 31, 1995, and a net profit for the year ended December 31, 1994 of $422,902.

     At year-end 1996, total assets of the Partnership were $3,151,702, compared with $5,271,404 at year-end 1995. This decrease reflects the sale of two properties during the year and the net operating costs of managing the Partnership. Liabilities at December 31, 1996 were $4,419, compared to total liabilities of $1,436 at December 31, 1995. Partners capital declined from $5,269,968 at December 31, 1995 to $3,147,283 at December 31, 1996.
     This decline resulted from the net profit for the year less the $2,965,000 in distributions to limited partners during the year.

     The business of the Partnership is to own, manage and sell, as market conditions permit, pre-development land in the Central Florida area. Due to the slow recovery of the commercial real estate market in the Central Florida area, it is difficult to project when individual properties will sell or when the entire portfolio will be liquidated. Because of these uncertainties, the General Partner has established reserves to fund real estate taxes, costs associated with maintaining the properties and other required services such as partnership administration, accounting and legal. The reserve will be replenished from future land sales as needed.

     For 1997, the General Partner estimates that approximately $30,000 will be required to pay real estate taxes on the remaining properties held by the Partnership. In addition, the General Partner estimates that property associated holding costs will total approximately $16,000 during 1996 and the costs of administration, legal and accounting will require approximately $20,000. These three categories of expense, totaling $66,000, will be paid from Partnership reserves which were $169,876 at 1996 year end. Interest and other income is projected at $20,000 for 1997. Should the Partnership not successfully conclude a property sale in 1996 and add to reserves, reserves would fall to approximately $124,000 by year end 1996. At the level of costs associated with the Partnership's business as set out above the Partnership has reserves at year end 1996 to fund approximately two years of costs. The General Partner intends to add to Partnership reserves during 1997 from property sales. In the event the Partnership is unable to generate adequate reserves through the sale of properties, the General Partner is obligated to lend to the Partnership up to an aggregate amount of $100,000 to fund operating expenses. See Item 13, Certain Relationships and Related Transactions.

     The General Partner estimates that two properties will be sold in 1997, resulting in cash to the Partnership in the approximate amount of $1,815,000. If concluded as estimated, the sale proceeds would result in a distribution to the limited partners in the approximate amount of $1,800,000. The General Partner intends to supplement the Partnership's reserves as set forth above. However, the General Partner feels the majority of sale proceeds could be distributed. If the sale and distribution are concluded as estimated above, Partnership assets and Partner's Capital would fall to approximately $1,850,000.

     In addition to the projected sales above, the General Partner reasonably expects to place the one remaining Partnership property under contract in 1997. However, it is expected that this contract would not close until 1998. It is estimated that it will require another two (2) years to complete the sale of properties held by the Partnership.

     The following is a summary of capital resources and investment from inception to December 31, 1996:

          Gross Proceeds of Offering:                      $7,449,500
          Less:  Syndication Costs                         (  914,667)
                 Capitalized Organizational
                    expenses                               (   18,362)
                                                           ----------
          Net Proceeds available for
            investment in property:                        $6,516,471

          Investments:
                 Properties                                $2,972,413
                                                           ----------

          Partnership Reserves:                            $  169,876
                                                           ==========

     January 1, 1995 through December 31, 1995:

     The Partnership continued to manage the affairs of the Partnership and the portfolio properties to position them for sale.

     On February 17, 1995, the Partnership entered into a Contract for Sale and Purchase relating to Parcel 2 on McCulloch Road in Seminole County with Royal Apartments USA based in Champaign, Illinois. The agreement provided for the sale of approximately 1/3 of the property zoned multi-family, and an option agreement with the same buyer for the remaining multi-family acreage. In August, 1995 the Contract was amended to provide for the purchase of the entire tract at one time in December 1995. In December, 1995, the Contract was further amended to provide for an additional security deposit and an extension of the latest possible closing date to April 15, 1996. This was necessary to allow the Buyer time to obtain vested concurrency rights from Seminole County.

     On May 30, 1995, the Partnership entered into a contract for sale of Parcel 1 in Seminole County with a developer of retail shopping centers. The contract provided for a 90-day period for the purchaser to reach an agreement with an anchor tenant for the proposed development. The contract was cancelled by the buyer on August 24, 1995.

     In September, the Partnership entered into a contract for sale of parcel 7 in Maitland with a developer who intends to use the site for professional offices. The contract calls for a 180-day due diligence period and closing 30 days thereafter. As set forth in the agreement, a substantial cash payment is due at closing with two additional payments of $50,000 due at the end of each of the first two years after closing and the balance is due three years from the date of closing. In addition, the buyer will pay the partnership interest at 8% per annum. With allowable extensions, the contract can be expected to close in June 1996.

     In November, the Partnership entered into a contract for sale of Parcels 3 and 4 with a nationally recognized retailer. The contract calls for a 90-day due diligence period, followed by extensions of up to six months to obtain all required permits. The Buyer is required to make monthly non-refundable deposits with each 30-day extension request. With all possible extensions, the contract would close in September 1996.

     For the year ended December 31, 1995, the Partnership reported total income of $19,549. This compares to total income in 1994 of $516,468, including $499,719 recognized gain on the sale of land and $16,749 in interest and other income. There were no sales of land in 1995. The 1994 gain on sale of land was the net result of the sale relating to 2.81 acres of the Partnership's 12.04 acre parcel of land in Seminole County, Florida, and the net profit from the sale of the Partnership's 2.83 acre parcel in Lady Lake, Florida.

     Operating expenses totalled $82,229 for the year ended December 31, 1995, compared to $93,566 in 1994. The primary reason for the decrease was a reduction in professional fees, which decreased from $14,625 in 1994 to $7,462 in 1994. The higher level in 1994 relates to professional services needed in connection with the FDOT condemnation of Parcel No. 1. In addition, there was no amortization of organizational expenses in 1995 because no properties were sold. See Note 1 to the accompanying financial statements. The other expense categories remained essentially unchanged from the prior year.

     The net loss reported for the year ended December 31, 1995 was $62,680 compared to a net profit of $422,902 for the year ended December 31, 1994, and a net loss for the year ended December 31, 1993 of $68,683.

     At year-end 1995, total assets of the Partnership were $5,271,404, compared with $5,335,562 at year-end 1994. This decrease reflects the net operating costs of managing the Partnership. Liabilities at December 31, 1995 were $1,436, compared to total liabilities of $2,914 at December 31, 1993. Partners capital declined from $5,332,648 at December 31, 1994 to $5,269,968 at December 31, 1995, a decrease of $62,680. This decline resulted from the net loss reported for the year.

     The following is a summary of capital resources and investment from inception to December 31, 1995:

          Gross Proceeds of Offering:                  $7,449,500
          Less: Syndication Costs                      (  914,667)
                Capitalized Organizational
                  expenses                             (   18,362)
                                                        ---------
          Net Proceeds available for
            investment in property:                    $6,516,471

          Investments:
                Properties                             $4,672,647
                Joint Ventures                            399,262
                                                        ---------

          Total Investments:                           $5,071,909

          Partnership Reserves:                        $  184,283
                                                       ==========

     January 1, 1994 through December 31, 1994:

     The Partnership continued to manage the portfolio properties to position them for sale in what seemed to be an improving market for commercial properties. Emphasis was on sale of properties where conditions permitted.

     In April 1994, the Partnership distributed $506,556 to the Partners. Funds for this distribution came from payments received from the Florida Department of Transportation (FDOT) in connection with their acquisition of
     2.81 acres of the Partnership's 12.04 acre parcel on Alafaya Trail. At that time, the General Partner felt that the Partnership had not been adequately compensated for this parcel and concluded that it was in the best interest of the Partnership to initiate legal action against the FDOT for additional compensation. This action resulted in court-supervised mediation, which was concluded in September 1994. The final settlement called for an additional cash payment of $388,200 by the FDOT to the Partnership. The additional cash payment was received in November, 1994, and $291,150 was distributed to Limited Partners. The balance was used to pay legal fees and augment Partnership reserves. It is anticipated that reimbursement for $166,530 in accrued legal fees will be received during the first quarter of 1995. Also in November 1994, the net proceeds from the Lady Lake sale in the amount of $424,002 were distributed to Partners. Total distributions for the year were $1,221,718.

     On September 12, 1994, the Partnership entered into a Contract for Sale and Purchase of its 2.83 acre parcel located in Lady Lake, Florida. See Item 2, Properties, Parcel 5. This Contract was ultimately assigned to First Federal Savings Bank of Lake County. The Contract provided for the sale of the entire remaining acreage at a price of $475,000. This transaction was concluded on October 10, 1994.

     On November 23, 1994, the Partnership entered into a Binding Letter of Intent for the sale of Parcels 3 and 4 located in Leesburg, Florida. The agreement is with ROW Properties & Development, Inc., a commercial developer based in Fort Lauderdale, Florida. The agreement provides for a contingency period during which the buyer may evaluate the site for its intended use and to obtain a commitment from a major tenant. The agreement was terminated by the buyer in April 1995. See Item 2. Properties, parcel 4.

     On December 6, 1994, the Partnership entered into a Contract for Sale and Purchase of the entire remaining acreage of Parcel 1 located at the northwest corner of Alafaya Trail and McCulloch Road in Seminole County, Florida with GTB Development, Inc., a local real estate development company. This Contract was cancelled by the Partnership when the Buyer failed to make the required escrow deposit.

     For the year ended December 31, 1994, the Partnership reported total income of $516,468, including $499,719 recognized gain on the sale of land and $16,749 in interest and other income. This compares to $17,435 in interest and other income for the year ended December 31, 1993. There were no sales of land in 1993. The 1994 gain on sale of land was the net result of the sale relating to 2.81 acres of the Partnership's 12.04 acre parcel of land in Seminole County, Florida, and the net profit from the sale of the Partnership's 2.83 acre parcel in Lady Lake, Florida. Refer to Item 2, Properties, Parcels 1 and 5.

     Operating expenses totalled $93,566 for the year ended December 31, 1994, compared to $86,118 the previous year. The primary reason for the increase was a higher expense for professional services incurred in connection with the Alafaya Trail property, which increased from $5,748 in 1993 to $14,625 in 1994. This was partially offset by lower real estate taxes which declined from $55,001 in 1993 to $46,041 in 1994. This is the result of having sold properties during the year, reducing real estate taxes. This trend can be expected to continue as the portfolio is liquidated. The other expense categories remained essentially unchanged from the prior year.

     The net income reported for the year ended December 31, 1994 was $422,902, a dramatic improvement from the net loss reported for the year ended December 31, 1993 of ($68,683).

     At year-end 1994, total assets of the Partnership were $5,335,562, compared with $6,131,464 at year-end 1993. This decrease reflects the sale of the
     2.81 acres of the Partnership's 12.04 acre parcel of land to the FDOT, and the Partnership's 2.83 acre parcel in Lady Lake, Florida. Assets will continue to decrease as properties are sold. Liabilities at December 31, 1994 were $2,914. There were no outstanding liabilities as of December 31, 1993. Partners capital declined from $6,131,464 at December 31, 1993 to $5,332,648 at December 31, 1994, a decrease of $798,816. This decline resulted from $1,221,718 in distributions to Limited Partners offset by Partnership income of $422,902 for the year.

     The following is a summary of capital resources and investment from inception to December 31, 1994:

          Gross Proceeds of Offering:          $7,449,500
          Less:  Syndication Costs             (  914,667)
                 Capitalized Organizational
                   expenses                    (   18,362)
                                                ---------
          Net Proceeds available for
            investment in property:            $6,516,471

          Investments:
                 Properties                    $4,619,772
                 Joint Ventures                   399,568
                                                ---------

          Total Investments:                   $5,019,340

          Partnership Reserves:                $  134,480
                                               ==========

Item 8.

     Financial Statement and Supplementary Data:
     ------------------------------------------

     See Index to Financial Statements and Financial Statement Schedules on Page F-1.


Item 9.

     Changes in and Disagreements with Accountants on Accounting and Financial
     -------------------------------------------------------------------------
     Disclosure:
     ----------

     There were no disagreements on accounting and financial disclosures required to be disclosed by Item 304 of Regulation S-K.

     Please refer to Item 14(b) in Form 10K submitted for the year 1989 for information relating to a change of auditors.

     During 1992 the General Partner elected to change auditors for the Partnership to save on audit costs. There were no disagreements with either KPMG, the prior auditors, or the new auditor, Osburn, Henning and Company with respect to accounting or financial disclosures required to be disclosed by Item 304 of Regulation S-K.

                                    PART III

Item 10.

     Directors and Executive Officers of the Registrant
     --------------------------------------------------

     (a) The Registrant does not have a Board of Directors. Condev Associates, A Florida general partnership consisting of Messrs. Robert N. Gardner and Joseph J. Gardner is the General Partner of the Partnership.

     (b), (c), and (e)

     The background and experience of the partners of the General Partner are as follows:

     Robert N. Gardner, age 62 has been president, a director and shareholder of
     -----------------
     Condev Corporation and it's predecessors since 1961. A Florida licensed real estate broker and Class A Contractor, he serves on the boards of directors of Barnett Bank of Central Florida, N.A., and Schroeder-Manatee, Inc.

     Joseph J. Gardner, age 59 has been an officer, a director and shareholder
     -----------------
     of Condev Corporation and its predecessors since 1961. Prior to joining Condev Corporation, he was employed in the land department of Continental Oil Company. Mr. Gardner is a licensed real estate broker.

     Condev Corporation, which has its offices located at the same address of the General Partner and Partnership, has been operating in the Florida real estate market since 1961. It has two active affiliates. PCD, Inc. is a development company specializing in horizontal land development. Condev Realty, Inc. is a Florida licensed real estate broker which concentrates on site acquisition, land assemblage and land investment.

Item 11.

     (a), (b), (c) and (d)

     The Registrant has not paid and does not plan to pay any executive compensation to the General Partner or its affiliates (other than described in Item 13 below).

     (e)  The Partnership Agreement provides the following:

     If a General Partner is removed, he has the option of becoming a Special Limited Partner with respect to his interest at the time of removal or requiring the successor General Partner to purchase his interest at its then fair market value determined by mutual agreement between them or by arbitration if they fail to agree. The Registrant will automatically continue if there is a General Partner remaining upon such removal, and may continue if the Limited Partners elect a successor General Partner prior to such removal if there would be no remaining General Partner upon such removal.

Item 12.

     Security Ownership of Certain Beneficial Owners and Management:
     --------------------------------------------------------------

     (a) The following is a list of persons who are known to the Registrant to be the beneficial owners of more than 5% of the total units outstanding as of December 31, 1996:

                                      NONE

     (b) The following is a list of units beneficially owned by all partners of the General Partner as of December 31, 1996:

                                      NONE

     (c) There are no arrangements known to the registrant, including any pledge by any person of security of the registrant or any of its parents or affiliates, the operation of which may at a subsequent date result in a change in control of the registrant.


Item 13.

     Certain Relationships and Related Transactions
     ----------------------------------------------

     The Partnership Agreement provides for the reimbursement to the general partner for direct administrative expenses incurred in the operation of the Partnership. For each of the years ended December 31, 1996, 1995, and 1994, a total of $11,676 was reimbursed to the general partner for direct expenses incurred.

     The Partnership Agreement permits the general partner or an affiliate to receive an acquisition fee or a real estate commission from sellers in an amount not to exceed 5% of the gross purchase price of land purchased by the Partnership so long as the total acquisition fee, including that paid to unaffiliated parties, does not exceed 10% of the gross purchase price. No acquisition fees were paid to the General Partner during 1996, 1995, or 1994, as no properties were acquired during these years.

     When properties are sold, under certain circumastances, an affiliate of the general partner may be paid real estate commissions in amounts customarily charged by others rendering the same services not to exceed 10% of the gross sales price. No real estate commissions were paid to the general partner or any affiliate of the general pertner during the years ended December 31, 1996, 1995 or 1994.

     The general partner is obligated to loan up to $100,000 to the Partnership during its term to meet working capital requirements. No such loans were made to the Partnership during the years ended December 31, 1996, 1995, or 1994.

     (c)  No management person is indebted to the Registrant.

                                    PART IV


Item 14.

     Exhibits, Financial Statements, Schedules and Reports on Form 8-K:
     -----------------------------------------------------------------

     (a) (1 and 2) See Index to Financial Statements and Financial Statement Schedules on Page F-1 previously submitted.

     (b) Reports on Form 8-K submitted June 5, 1990 regarding the sale of a portion of Parcel 5 to SunBank, N. A.

     (c)  Exhibits:

          (1)    Managing Dealer Agreement*
          (1.1)  Form of Soliciting Dealer Agreement*
          (1.2)  Escrow Agreement*
          (4)    Limited Partnership Agreement and Certificate*
          (4.1)  Amended and Restated Limited Partnership Agreement @
          (10.1) Contract for Purchase and Sale between Registrant and J. L. Mason Group of Central Florida, Inc. dated September 2, 1988@
          (10.2) Contract for Purchase and Sale between Registrant and Ann Eva Polacek, Trustee dated December 8, 1988@
          (10.3) Contract for Purchase and Sale between Registrant and Orbell Corporation dated November 30, 1988@
          (10.4)    Contract for Purchase and Sale between Registrant and Allan
                    L. Silbernagel dated May 2, 1989#
          (10.5) Contract for Purchase and Sale between Registrant and Lil' Champ Food Stores dated August 21, 1989#
          (10.6) Contract for Purchase and Sale between Registrant and Zom Tourist Commercial dated March 30, 1989#
          (10.7) Contract for Purchase and Sale between SunBank, N. A. (Buyer) and Registrant dated December 22, 1989#
          (10.8) Contract for Purchase and Sale between Registrant and Grant Street National Bank.

          * Incorporated by reference to the exhibits to the Registration Statement No 33-06419 effective on February 29, 1986

          @ Incorporated by reference to the exhibits to Form 10-K submitted for the Fiscal Year ended December 31, 1988.

          # Incorporated by reference to the exhibits to Form 10-K, submitted for the fiscal year ended December 31, 1989.

          (13) Annual Report to Security Holders The Annual Report to Unit Holders is in the form of a year end quarterly report and is attached as Exhibit "B".

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf of the undersigned, thereunto duly authorized.

                                        CONDEV ASSOCIATES, General Partner


Date: February 25, 1997                 By:Robert N. Gardner
      --------------------              ----------------------------
                                        Robert N. Gardner, Partner

Date: February 25, 1997                 By:Joseph J. Gardner
      --------------------              ----------------------------
                                        Joseph J. Gardner, Partner


    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and the capacities and on the date indicated.

CONDEV ASSOCIATES, General Partner


Robert N. Gardner                       February 25, 1997
---------------------------------       -------------------
Robert N. Gardner, Partner              Date


Joseph J. Gardner                       February 25, 1997
---------------------------------       -------------------
Joseph J. Gardner, Partner              Date

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(d) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO
SECTION 12 OF THE ACT.


                         INDEX TO FINANCIAL STATEMENTS
                                      AND
                              FINANCIAL SCHEDULES


Condev Land Fund II, Ltd.
       Financial Reoprt - December 31, 1996                      13A
       1996 Annual Report                                         B

                                  Exhibit 13A

                           CONDEV LAND FUND II, LTD.
                        (A FLORIDA LIMITED PARTNERSHIP)

                               FINANCIAL REPORT

                               DECEMBER 31, 1996

                                C O N T E N T S

                                                                        Page

INDEPENDENT AUDITORS' REPORT                                               1

FINANCIAL STATEMENTS

  Balance sheets                                                           2
  Statements of operations                                                 3
  Statements of partners' capital                                          4
  Statements of cash flows                                                 5
  Notes to financial statements                                       6 - 10


                          INDEPENDENT AUDITORS' REPORT
                          ----------------------------



                                January 15, 1997



The Partners
Condev Land Fund II, Ltd.
Winter Park, Florida


    We have audited the accompanying balance sheets of Condev Land Fund II, Ltd. (a Florida Limited Partnership) as of December 31, 1996 and 1995, and the related statements of operations, partners' capital, and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the General Partner. Our responsibility is to express an opinion on these financial statements based on our audits.

    We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Condev Land Fund II, Ltd. as of December 31, 1996 and 1995, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.

                           CONDEV LAND FUND II, LTD.
                        (A Florida Limited Partnership)

                                 BALANCE SHEETS
                           December 31, 1996 and 1995


                                           1996        1995
                                        ----------  ----------
      ASSETS

Cash and cash equivalents               $  169,876  $  184,283
Accounts receivable                            105           -
Land, at cost (Note 2)                   2,972,413   4,672,647
Investment in joint venture (Note 3)             -     399,262
Organization costs, less accumulated
  amortization of $9,064 and $3,160
  in 1996 and 1995                           9,308      15,212
                                        ----------  ----------

                                        $3,151,702  $5,271,404
                                        ==========  ==========

  LIABILITIES AND PARTNERS' CAPITAL

Liabilities
   Accounts payable                     $    4,419   $    1,436
                                        ----------   ----------


Partners' capital
  General partner                           (2,465)       3,342
  Limited partners                       3,149,748    5,266,626
                                        ----------   ----------

          Total partners' capital        3,147,283    5,269,968
                                        ----------   ----------

                                        $3,151,702   $5,271,404
                                        ==========   ==========




 The Notes to Financial Statements are an integral part of these statements.

                            CONDEV LAND FUND II, LTD.
                        (A Florida Limited Partnership)

                            STATEMENTS OF OPERATIONS
                  Years Ended December 31, 1996, 1995 and 1994




                                         1996        1995       1994
                                       ---------  ----------  ---------
Revenue:
  Gain on land sale                     $737,235   $      -    $499,719
  Equity in income of joint venture      146,799          -           -
  Interest income                          9,379      7,065       6,042
  Forfeited deposits                      13,000          -           -
  Other income                             6,766     12,484      10,707
                                        --------   --------    --------
                                         913,179     19,549     516,468
                                        --------   --------    --------

Expenses:
  Taxes and permits                       29,400     46,031      46,041
  Office expenses                         18,819     16,794      15,612
  Professional fees                       11,197      7,462      14,625
  Amortization                             5,904          -       2,602
  Other expenses                           5,544      6,818       9,556
  Equity in loss of joint venture              -      5,124       5,130
                                        --------   --------    --------
                                          70,864     82,229      93,566
                                        --------   --------    --------

          Net income (loss)             $842,315   $(62,680)   $422,902
                                        ========   ========    ========




 The Notes to Financial Statements are an integral part of these statements.

                            CONDEV LAND FUND II, LTD.
                        (A Florida Limited Partnership)

                        STATEMENTS OF PARTNERS' CAPITAL
                  Years Ended December 31, 1996, 1995 and 1994




                                General     Limited
                                Partner     Partners       Total
                               ---------  ------------  ------------

Balances, December 31, 1993     $ 4,737   $ 6,126,727   $ 6,131,464

  Distributions                       -    (1,221,718)   (1,221,718)

  Net income (loss)                (768)      423,670       422,902
                                -------   -----------   -----------

Balances, December 31, 1994       3,969     5,328,679     5,332,648

  Net income (loss)                (627)      (62,053)      (62,680)
                                -------   -----------   -----------

Balances, December 31, 1995       3,342     5,266,626     5,269 968

  Distributions                       -    (2,965,000)   (2,965,000)

  Net income (loss)              (5,807)      848,122       842,315
                                -------   -----------   -----------

Balances, December 31, 1996     $(2,465)  $ 3,149,748   $ 3,147,283
                                =======   ===========   ===========




 The Notes to Financial Statements are an integral part of these statements.

                            CONDEV LAND FUND II, LTD.
                        (A Florida Limited Partnership)

                            STATEMENTS OF CASH FLOWS
                  Years Ended December 31, 1996, 1995 and 1994




                                                 1996         1995         1994
                                             ------------  ----------  ------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                          $   842,315    $(62,680)  $   422,902
  Adjustments to reconcile net income
    (loss) to net cash used in operating
    activities:
      Gain on land sale                         (737,235)          -      (499,719)
      Equity in (income) loss of joint
        venture                                 (146,799)      5,124         5,130
      Amortization                                 5,904           -         2,602
      (Increase) in accounts receivable             (105)          -             -
      Increase (decrease) in
        accounts payable                           2,983      (1,478)        2,914
                                             -----------    --------   -----------
          Net cash used in operating
            activities                           (32,937)    (59,034)      (66,171)
                                             -----------    --------   -----------

CASH FLOWS FROM INVESTING ACTIVITIES
  Land acquisitions and related costs             (7,406)    (52,875)      (13,473)
  Proceeds from land sale, net of
    closing costs                              2,444,875     166,530     1,242,898
  Refund of sewer capacity fees                        -           -        54,000
  Proceeds from severance award                        -           -        76,800
  Distribution from joint venture                549,200
  Investment in joint venture                     (3,139)     (4,818)       (5,267)
                                             -----------    --------   -----------
          Net cash provided by (used in)
            investing activities               2,983,530     108,837     1,354,958
                                             -----------    --------   -----------

CASH FLOWS FROM FINANCING ACTIVITIES
  Distributions to partners                   (2,965,000)          -    (1,221,718)
                                             -----------    --------   -----------

          Net increase (decrease) in cash        (14,407)     49,803        67,069

CASH AND CASH EQUIVALENTS, BEGINNING             184,283     134,480        67,411
                                             -----------    --------   -----------

CASH AND CASH EQUIVALENTS, ENDING            $   169,876    $184,283   $   134,480
                                             ===========    ========   ===========




  The Notes to Financial Statements are an integral part of these statements.

                            CONDEV LAND FUND II, LTD.
                        (A Florida Limited Partnership)

                         NOTES TO FINANCIAL STATEMENTS



Note 1.  Summary of Significant Accounting Policies

       Organization
       ------------

         Condev Land Fund II, Ltd. (the Partnership) was formed on December 16, 1987 pursuant to the provisions of the Florida Revised Uniform Limited Partnership Act for the purpose of acquiring and holding unimproved land in Central Florida for investment. The Partnership was formed with an initial capital contribution of $1,000 from the general partner, Condev Associates, and the issuance of 29,798 units of limited partnership interest at $250 per unit.

         The terms of the partnership agreement provided that the Partnership was to continue in existence until December 31, 1995. However, the Partner-ship's operation will continue until all investments of the Partnership are sold and proceeds distributed to the partners.

       Use of Estimates
       ----------------

         In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the financial statements and revenues and expenses for the period. Actual results could differ significantly from those estimates.

       Organization Costs
       ------------------

         The Partnership has capitalized all organization costs. Upon sale of land, each parcel is allocated a portion of these costs based on the ratio of total acquisition cost to the net proceeds of the offering available to purchase properties for investment. In connection with the sales of land during the years ended December 31, 1996 and 1994, amortization of organization costs amounted to $5,904 and $2,602 which is reflected in the accompanying statements of operations. No amortization of organization costs was recorded during the year ended December 31, 1995, as no sales occurred.

       Land
       ----

         Land is stated at the lower of cost or fair value. Costs that clearly relate to land development projects are capitalized. Interest costs, real estate taxes and insurance are capitalized while development is in progress. When development is complete, these costs are expensed.

CONTINUED ON NEXT PAGE

                            CONDEV LAND FUND II, LTD.
                        (A Florida Limited Partnership)

                         NOTES TO FINANCIAL STATEMENTS


Note 1.  Summary of Significant Accounting Policies - (Continued)

         Investments in Joint Venture
         ----------------------------

           Investments in joint ventures are accounted for using the equity method.

         Income Taxes
         ------------

           The Partnership functions as a conduit for income tax purposes. As such, the Partnership files an information tax return on which it allocates its revenue and expenses among the partners as required by the partnership agreement. The partners are required to report such items on their individual income tax returns.

         Cash and Cash Equivalents
         -------------------------

           For purposes of the statement of cash flows, the Partnership considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. At December 31, 1996, cash and cash equivalents included $65,413 invested in the Emerald Treasury Cash Fund.


Note 2.    Land

           At December 31, 1996 and 1995, land consisted of the following:

                                                       1996        1995
                                                    ----------  ----------
         9.22 acre parcel (zoned commercial)
           in southeast Seminole County, Florida    $  876,877  $  876,877
             (2.82 acres sold in 1994)
         111.64 acre parcel (zoned PUD)
           in Lake County, Florida                   1,681,373   1,674,352
         15.938 acre parcel (zoned commercial)
           in Lake County, Florida, sold in 1996             -   1,299,112
         1.85 acre parcel (zoned commercial)
           in Lake County, Florida, sold in 1996             -     413,779
         15 acre parcel (zoned office)
           in Orange County, Florida                   414,163     408,527
                                                    ----------  ----------

                                                    $2,972,413  $4,672,647
                                                    ==========  ==========


                           CONDEV LAND FUND II, LTD.
                        (A Florida Limited Partnership)

                         NOTES TO FINANCIAL STATEMENTS


Note 3.  Accounts receivable

         In connection with a land condemnation during the year ended December 31, 1994, the Partnership was due $166,530 representing legal fees withheld from the condemnation proceeds. The Partnership collected this receivable in full during the year ended December 31, 1995.


Note 4.  Investment in Joint Venture

         The Partnership owned a 49.9% interest (which was acquired in 1989) in Condev/McCulloch Road Joint Venture (a Florida Joint Venture) (the Joint Venture) whose purpose was to acquire and hold a 19 acre parcel of land in Seminole County, Florida for investment purposes. The remaining 50.1% interest was owned by Condev Land Growth Fund '86, Ltd., an affiliate of the Partnership's general partner. The Partnership's investment in the Joint Venture as of December 31, and its equity in loss of the Joint Venture for the years then ended are as follows:

                                                EQUITY IN
                        YEAR     INVESTMENT   (INCOME) LOSS
                        -------  ----------   --------------

                         1996      $      -     $(146,799)
                         1995      $399,262     $   5,124
                         1994      $399,568     $   5,130

         During the year ended December 31, 1996, the Joint Venture sold its parcel of land and recognized a gain of $300,900. The Joint Venture made a complete distribution to its venturers of $1,100,602, of which the Partnership received $549,200, thereby terminating the Joint Venture.

         A summary of the assets, liabilities, and venturers' capital of Condev/McCulloch Road Joint Venture as of December 31, 1996 and 1995 is as follows:

                                1996      1995
                               ------   --------
          Assets
          ------

         Cash                  $    -   $    345
         Investment in land         -    801,216
                                -----   --------
                                $   -   $801,561
                                =====   ========

CONTINUED ON NEXT PAGE

                            CONDEV LAND FUND II, LTD.
                        (A Florida Limited Partnership)

                         NOTES TO FINANCIAL STATEMENTS


Note 4.  Investment in Joint Venture - Continued

            Liabilities and Venturers' Capital
            ----------------------------------

         Liabilities           $  -   $  1,439
         Venturers' capital       -    800,122
                                ---   --------
                               $  -   $801,561
                                ===   ========

         The Joint Venture had revenue of $300,900, $-0- and $-0- during the years ended December 31, 1996, 1995 or 1994, respectively, and net income (loss) for each year was $295,826, $(10,270) and $(10,280)
         respectively.

Note 5.  Allocations and Distributions to Partners

         Operations (excluding land sales)
         --------------------------------

           Pursuant to the partnership agreement, cash flow and profits and losses from operations are allocated and distributed 99% to the limited partners and 1% to the general partner. No distributions attributable to cash flow were made during the years ended December 31, 1996, 1995 or 1994.

         Land sales
         ----------

           With respect to disposition of parcels of land, the allocations and distributions shall be made as follows:

           1. To the limited partners, an amount equal to the Partnership's cost of the parcel disposed of.

           2. To the limited partners, an amount equal to real estate taxes, and organization and syndication expenses allocable to the parcel disposed of.

           3. To the limited partners, an amount equal to 10% per year non-compounded return on such distributions minus previous distributions of cash flows.

           4. To the general partner and limited partners, 20% and 80%, respectively, of the net cash proceeds after the above distributions.


CONTINUED ON NEXT PAGE

                            CONDEV LAND FUND II, LTD.
                        (A Florida Limited Partnership)

                         NOTES TO FINANCIAL STATEMENTS


Note 5.  Allocations and Distributions to Partners - Continued

         Land sales - Continued
         ----------------------

           For purposes of making the above described computations, the Partnership books will be deemed to close as of the month-end closest to the date of sale.

           The limited partners received distributions of $2,965,000, $-0- and $1,221,718 attributable to net cash proceeds from the sales of land during the years ended December 31, 1996, 1995 and 1994, respectively.


Note 6.  Related Party Transactions

         The partnership agreement permits the general partner or its affiliates to receive an acquisition fee or a real estate commission from sellers in an amount not to exceed 5% of the gross purchase price of land purchased by the Partnership, so long as the total acquisition fee, including that paid to unaffiliated parties, does not exceed 10% of the gross purchase price. No acquisition fees were paid during the years ended December 31, 1996, 1995 or 1994, as no properties were purchased.

         When properties are sold, an affiliate of the general partner may be paid real estate commissions in amounts customarily charged by others rendering similar services, with such commissions, plus commissions paid to nonaffiliates, not to exceed 10% of the gross sales price. In connection with the two land sales during 1996, real estate commissions of 10% and 5.8%, respectively, were paid to nonaffiliates. No real estate commissions were paid during 1995 with respect to sales, as no sales occurred. In connection with the land sale during 1994, a 10% real estate commission was paid to a nonaffiliate.

         The general partner is obligated to loan up to $100,000 to the Partnership during its term to meet working capital requirements. No such loans were made to the Partnership during the years ended December 31, 1996, 1995 or 1994.

         The general partner earned certain fees for administration and management services provided, pursuant to the partnership agreement. Such fees amounted to $11,676 for each of the years ended December 31, 1996, 1995 and 1994.

                                                            February 12, 1997
1996 Annual Report

Dear Limited Partner:

Enclosed is Schedule K-1 (Form 1065) relating to the Fund's operations for the year ended December 31, 1996.

The financial statement, on the reverse side hereof, shows net income for the year ended December 31, 1996 of $842,315. The primary source of the net income was profit on the sale of two parcels of land which occurred during the year.
In April the Partnership closed on the sale of its property located on McCulloch Road in Seminole County. In June, the Partnership concluded the sale of its
17.75 acre parcel of land located on U.S. Highways 441/27 near the Lake County Mall in Lake County, Florida. As of December 31, 1996, the partnership owned or had an interest in three parcels of land. The net book value per limited partner unit as of December 31, 1996 was $105.70. Distributions to limited partners for the year totalled $2,965,000.

On November 19, 1996 the Partnership entered into an Agreement of Sale relating to the 9.2 (plus over minus) acre parcel at Alafaya Trail and McCulloch Road with a well-known developer who intends to construct a retail center on the site. The Agreement calls for an inspection period of 90 days, followed by a period of 180 days to obtain all required regulatory approvals for development of the site. Closing is scheduled for mid-August, assuming all required approvals are in place by that date.

The contract for sale of the Partnership's parcel located in Maitland, Seminole County was allowed to expire after the prospective buyer requested yet another extension but without additional consideration to the partnership. As a result, the Partnership retained the buyer's escrow deposit and has placed the property back on the market.

In a hearing before a Special Master, the Partnership was successful in reconfirming the zoning and land uses for its 111-acre parcel on U.S. Highway 27 in Lake County. The County agreed to existing zoning and land uses and to confirm vesting of development rights for the property for a period of 4 years.

We are working closely with several interested prospects and hope that one or more of the properties owned by the Partnership will be concluded during the coming year.

Sincerely yours,

CONDEV ASSOCIATES