Form 10-Q
period 1997-03-31
CONDEV LAND FUND II LTD
filed 1997-04-25
CIK 828744

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                  FORM 10 - Q

               Quarterly Report Pursuant to Section 13 or 15 (d)
                     of the Securities Exchange Act of 1934

                   For the Three Months Ended March 31, 1997
                       Commission File Number 33-19736-A

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

     ITEM 1. Financial Statements

             Statement of Assets,
             Liabilities and Partner's
             Capital - March 31, 1997 and
             December 31, 1996                                       3

             Statement of Income & Expense
             Three Months Ended March 31, 1997
             and March 31, 1996                                      4

             Statement of Cash Receipts and
             Disbursements-Three months ended
             March 31, 1997                                          5

             Notes to Financial Statements                           6 - 7

     ITEM 2. Management's Discussion and Analysis
             of Financial Condition and Results
             of Operations                                           7 - 8



PART II.  OTHER INFORMATION:

     ITEM 6. Exhibits and Reports on Form 8-K                        8

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

                           CONDEV LAND FUND II, LTD.
             STATEMENT OF ASSETS, LIABILITIES AND PARTNER'S CAPITAL
                      MARCH 31, 1997 AND DECEMBER 31, 1996



                                     ASSETS
                                     ------

                            March 31, 1997     December 31, 1996
                            --------------     -----------------

Cash & Cash Equivalents        $  148,272          $  169,876
Accounts Receivable                 1,706                 105
Investment in Land (Note 2)     2,972,413           2,972,413
Organization Costs                  9,308               9,308
                               ----------          ----------

Total Assets                   $3,131,699          $3,151,702
                               ==========          ==========


                       LIABILITIES AND PARTNER'S CAPITAL
                       ---------------------------------


Accounts Payable               $        0          $    4,419
                               ----------          ----------

Partner's Capital -
  General Partner             (     2,621)        (     2,465)
  Limited Partner               3,134,320           3,149,748

 Total Partner's Capital        3,131,699           3,147,283
                               ----------          ----------

Total Liabilities and
      Partner's Capital        $3,131,699          $3,151,702
                               ==========          ==========


                           CONDEV LAND FUND II, LTD.
                        STATEMENT OF INCOME AND EXPENSE
              THREE MONTHS ENDED MARCH 31, 1997 AND MARCH 31, 1996
                                  (UNAUDITED)


                                        March 31, 1997   March 31, 1996
                                        ---------------  ---------------
     INCOME
     ------

     Interest and Other Income              $    1,311       $    3,176
                                            ----------       ----------

     Total Income                           $    1,311       $    3,176


     OPERATING EXPENSES
     ------------------

     Professional Services                  $   14,433       $    9,063

     Office Expense                              2,036            4,139

     Equity in loss of Joint Venture                 0            1,435

     Other                                         426              640
                                            ----------       ----------

     Total Operating Expenses               $   16,895       $   15,276
                                            ----------       ----------

     Net Income/(Loss)                     ($   15,584)      ($  12,100)
                                           ===========       ==========

                           CONDEV LAND FUND II, LTD.
                            STATEMENT OF CASH FLOWS
                       THREE MONTHS ENDED MARCH 31, 1997



Cash flows from operating activities:
 Net Income                                               ($  15,584)
   Adjustments to reconcile net income
   to net cash provided by operating
   activities:
    Gain on land sale                                     (        0)
    Cash provided by changes in:
     Accounts Receivable                                  (    1,601)
     Accounts payable                                     (    4,419)
                                                          ----------

     Net cash provided in operating
     activities                                           ($  21,604)
                                                          ----------

Cash flows from investing activities:
  Land development costs                                           0
  Proceeds of Land Sale, net                                       0
  Distributions from Joint Venture, net                            0
                                                          ----------
     Net cash used in investing
     activities                                                    0
                                                          ----------

Cash flows from financing activities:

   Distributions to Partners                              (        0)

    Net cash provided by
    financing activities                                  (        0)

     Net decrease in cash                                 ($  21,604)
                                                          ----------

Cash and cash equivalents at beginning of year             $ 169,876

Cash and cash equivalents at end of period                 $ 148,272
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

               The Partnership currently owns or has an interest in three parcels of land in the Central Florida area. Refer to Note 2

               INVESTMENT IN LAND  for full details.
               ------------------

Note 2         INVESTMENT IN LAND:
               ------------------

               At March 31, 1997 land consisted of the following:

                     9.223 acre parcel (zoned commercial) in
                       southeast Seminole County, Florida    $  876,877(a)
                    111.64 acre parcel (zoned PUD)
                       in Lake County, Florida                1,681,373
                     16.19 acre parcel (zoned office/
                       commercial) in City of Maitland       $  414,163(b)
                                                             ----------

                                                             $2,972,413
                                                             ==========

               (a) On November 19, 1996, the Partnership entered into an Agreement of Sale relating to this paracel with a developer who intends to construct a retail center on the site. According to the original Agreement, the inspection period was scheduled to elapse in March, 1997. However, the Agreement was modified to provide for an immediate payment for part of the site and an extension of the inspection period for the balance of the site until July 12, 1997. Closing on the partial payment is scheduled for the second quarter of 1997, and closing on the balance of the parcel is scheduled for the third quarter of 1997.

               (b) In March, 1997 the Partnership entered into a contract with an investor for sale of this parcel. An office development is planned for the site in combination with the adjacent property. The contract provides for an inspection period of 60 days, and closing 30 days thereafter. As scheduled, closing should occur in June, 1997.

               For full details of Investment In Land, including a description of each parcel please refer to the notes in Form 10-K filed as of December 31, 1996.


Note 3         DISTRIBUTIONS TO PARTNERS:
               -------------------------

               Pursuant to the partnership agreement, cash flow generated each year by the Partnership is to be distributed 99% to the limited partners and 1% to the general partner. There were no cash flow distributions during the first three months of 1997.

               Pursuant to the partnership agreement, proceeds realized from the sale of properties, after the establishment of reserves for future operating costs, are to be distributed at least annually. There were no distributions to limited partners during the first quarter of 1997 as there were no sales of property.

Note 4         RELATED PARTY TRANSACTIONS:
               ---------------------------

               The Partnership Agreement provides for the reimbursement to the general partner for direct administrative expenses incurred in the operation of the partnership. For the three months ended March 31, 1997, $746 was reimbursed to the general partner for direct expenses incurred.

               When properties are sold, under certain circumstances an affiliate of the general partner may be paid real estate commissions in amounts customarily charged by others rendering similar services with such commissions plus commissions paid to nonaffiliated brokers not to exceed 10% of the gross sales price. No real estate commissions were paid to any affiliate of the general partner during the three months ended March 31, 1997.

               The general partner is obligated to loan up to $100,000 to the Partnership during its term to meet working capital requirements. No such loans were made to the Partnership during the three months ended March 31, 1997.

Note 6         OTHER INFORMATION:
               ------------------

               None


ITEM 2         Management's Discussion and Analysis of Financial
               -------------------------------------------------
               Condition and Results of Operations:
               ------------------------------------

               Interest and other income for the three months ended March 31, 1997 was $ 1,311, compared with interest and other income of $3,176 for the three months ended March 31, 1996. This reflects a higher level of cash during the 1996 period. There were no sales of land during the first three months of 1997 or 1996. Operating expenses for the three months ended March 31, 1997 were $16,895 compared to $ 15,276 in 1996. This increase was almost entirely due to higher fees for professional services, which increased from $9,063 in 1996 to $14,433 in the first quarter of 1997. This reflects the increased requirement for attention to planning details relating to the portfolio properties. This increase was partially offset by decreases in office expenses and the elimination of equity in the loss of the Partnership's joint venture, which was terminated after the sale of its only property during 1996. The net loss for the three months ended March 31, 1997 was $ 15,584, compared to a net loss of $12,100 for the same period in 1996.

               Total assets of the partnership decreased from $3,151,702 at December 31, 1996 to $3,131,699 at March 31, 1997, a decrease of $20,003. Assets can be expected to decline as properties are sold and the net proceeds are distributed to limited partners.

               Liquidity remained at a satisfactory level at the end of the quarter. Cash and cash equivalents decreased from $169,876 at December 31, 1996 to $148,272 at March 31, 1997.


                                    PART II


               ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K:
                        ---------------------------------

                        (A)  Exhibits/Index

                             None

                        (B)  Reports on Form 8-K

                             There were no reports on Form 8-K for the period ended March 31, 1997.

                           CONDEV LAND FUND II, LTD.
                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned.


                          CONDEV LAND FUND II, LTD.
                          BY: Condev Associates, General Partner




April 25, 1997                 /s/ Robert N. Gardner
-----------------------        --------------------------------
    DATE                       Robert N. Gardner, Partner



April 25, 1997                 /s/ Joseph J. Gardner
-----------------------        ----------------------------------
    DATE                       Joseph J. Gardner, Partner