Form 10-Q
period 1997-06-30
CONDEV LAND FUND II LTD
filed 1997-08-01
CIK 828744

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                  FORM 10 - Q

               Quarterly Report Pursuant to Section 13 or 15(d)
                    of the Securities Exchange Act of 1934

                    For the Six Months Ended June 30, 1997
                       Commission File Number 33-19736-A

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

Registrant's telephone number, including area code: (407) 679-1748

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report), and (2) has been subject to such filing
requirements for the past 90 days.  YES  X     NO
                                        ---       ---

                           CONDEV LAND FUND II, LTD.

                                     INDEX

                                                                 PAGE
                                                                NUMBER
PART I.  FINANCIAL INFORMATION:

         ITEM 1. Financial Statements

                 Statement of Assets,
                 Liabilities and Partner's
                 Capital - June 30, 1997 and
                 December 31, 1996                              3

                 Statement of Income & Expense
                 Three Months Ended June 30, 1997
                 and June 30, 1996                              4

                 Statement of Income & Expense
                 Six Months Ended June 30, 1997
                 and June 30, 1996                              5

                 Statement of Cash Receipts and
                 Disbursements-Six months ended
                 June 30, 1997                                  6

                 Notes to Financial Statements                  7 - 8

         ITEM 2. Management's Discussion and Analysis
                 of Financial Condition and Results
                 of Operations                                  9

PART II. OTHER INFORMATION:

         ITEM 6. Exhibits and Reports on Form 8-K              10

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

                           CONDEV LAND FUND II, LTD.
            STATEMENT OF ASSETS, LIABILITIES AND PARTNER'S CAPITAL
                      JUNE 30, 1997 AND DECEMBER 31, 1996


                                    ASSETS
                                    ------

                                      June 30, 1997    December 31, 1996
                                      -------------    -----------------

Cash & Cash Equivalents                 $  133,681         $  169,876
Accounts Receivable                          2,316                105
Investment in Land (Note 2)              2,982,014          2,972,413
Prepaid Expenses                             7,086                  0
Organization Costs                           9,308              9,308
                                        ----------         ----------

Total Assets                            $3,134,405         $3,151,702
                                        ==========         ==========

LIABILITIES AND PARTNER'S CAPITAL
---------------------------------

Accounts Payable                        $        0         $    4,419
                                        ----------         ----------

Partner's Capital -
 General Partner                            (2,594)            (2,465)
 Limited Partner                         3,136,999          3,149,748
                                        ----------         ----------
 Total Partner's Capital                 3,134,405          3,147,283
                                        ----------         ----------

Total Liabilities and
      Partner's Capital                 $3,134,405         $3,151,702
                                        ==========         ==========

                           CONDEV LAND FUND II, LTD.
                        STATEMENT OF INCOME AND EXPENSE
              THREE MONTHS ENDED JUNE 30, 1997 AND JUNE 30, 1996
                                  (UNAUDITED)


                               June 30, 1997   June 30, 1996
                               -------------   -------------
INCOME
------

Gain on Sale of Land             $       0        $737,191

Equity in Income of JV                   0         148,752

Interest and Other Income            5,074        $ 10,464
                                 ---------        --------
Total Income                     $   5,074        $896,407


OPERATING EXPENSES
------------------

Professional Services            $  (5,233)       $      0

Office Expense                       1,336           4,849

Management Fees                      6,042               0

Other                                  222          12,011
                                 ---------        --------
Total Operating Expenses         $   2,367        $ 16,860
                                 ---------        --------
Net Income/(Loss)                $   2,707        $879,547
                                 =========        ========

                           CONDEV LAND FUND II, LTD.
                        STATEMENT OF INCOME AND EXPENSE
               SIX MONTHS ENDED JUNE 30, 1997 AND JUNE 30, 1996
                                  (UNAUDITED)


                             June 30, 1997   June 30, 1996
                             --------------  -------------
INCOME
------

Gain on Sale of Land            $        0        $737,191

Equity in Income of JV                   0         147,317

Interest and Other Income            6,384          13,640
                                ----------        --------
Total Income                    $    6,384        $898,148


OPERATING EXPENSES
------------------

Professional Services           $    9,200        $  9,063

Office Expense                       3,372           8,987

Management Fees                      6,042               0

Other                                  648          12,651
                                ----------        --------
Total Operating Expenses        $   19,262        $ 30,701
                                ----------        --------
Net Income (Loss)               $  (12,878)       $867,447
                                ==========        ========

                           CONDEV LAND FUND II, LTD.
                            STATEMENT OF CASH FLOWS
                        SIX MONTHS ENDED JUNE 30, 1997


Cash flows from operating activities:
  Net Income                                          $ (12,878)
  Adjustments to reconcile net income
    to net cash provided by operating
    activities:
      Gain on land sale                                      (0)
      Cash provided by changes in:
      Prepaid Expenses                                   (7,086)
      Accounts Receivable                                (2,211)
      Accounts payable                                   (4,419)
                                                      ---------
      Net cash provided in operating
        activities                                    $ (26,594)
                                                      ---------
Cash flows from investing activities:
  Land development costs                                 (9,601)
  Proceeds of Land sale, net                                  0
                                                      ---------
    Net cash used in investing
      activities                                         (9,601)

Cash flows from financing activities:
  Distributions to Partners                                  (0)
   Net cash provided by
     financing activities                                    (0)

    Net decrease in cash                              $ (36,195)

Cash and cash equivalents at beginning of year        $ 169,876
                                                      ---------

Cash and cash equivalents at end of period            $ 133,681
                                                      =========

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

        The Partnership currently owns or has an interest in three parcels of land in the Central Florida area. Refer to Note 2 INVESTMENT IN LAND
                                                          ------------------
        for full details.


Note 2  INVESTMENT IN LAND:
        -------------------

        At June 30, 1997 land consisted of the following:

           9.223 acre parcel (zoned commercial) in
             southeast Seminole County, Florida                $  877,777(a)
           111.64 acre parcel (zoned PUD)
             in Lake County, Florida                            1,684,974
           16.19 acre parcel (zoned office/
             commercial)  City of Maitland                     $  419,263(b)
                                                               ----------
                                                               $2,982,014
                                                               ==========

        (a) On November 19, 1996, the Partnership entered into an Agreement of Sale relating to this parcel with a developer who intends to construct a retail center on the site. According to the original Agreement, the inspection period was scheduled to elapse in March, 1997. However, the Agreement was modified to provide for an immediate payment for part of the site and an extension of the inspection period for the balance of the site until July 12, 1997. Closing on the partial payment is scheduled for July 31, 1997. The Buyer has made a non-refundable deposit on the balanace of the parcel. With all permitted extensions, closing should take place in November, 1997

        (b) In March, 1997 the Partnership entered into a contract with an investor for sale of this parcel. An office development is planned for the site in combination with the adjacent property. Closing on this parcel has been scheduled for August 20, 1997.


        For full details of Investment In Land, including a description of each parcel please refer to the notes in Form 10-K filed as of December 31, 1996.


Note 3  DISTRIBUTIONS TO PARTNERS:
        --------------------------

        Pursuant to the partnership agreement, cash flow generated each year by the Partnership is to be distributed 99% to the limited partners and 1% to the general partner. There were no cash flow distributions during the first six months of 1997.

        Pursuant to the partnership agreement, proceeds realized from the sale of properties, after the establishment of reserves for future operating costs, are to be distributed at least annually. There were no distributions to limited partners during the first half of 1997 as there were no sales of property.

Note 4  RELATED PARTY TRANSACTIONS:
        ---------------------------

        The Partnership Agreement provides for the reimbursement to the general partner for direct administrative expenses incurred in the operation of the partnership. For the six months ended June 30, 1997, $7,076 was reimbursed to the general partner for direct expenses incurred.

        When properties are sold, under certain circumstances an affiliate of the general partner may be paid real estate commissions in amounts customarily charged by others rendering similar services with such commissions plus commissions paid to nonaffiliated brokers not to exceed 10% of the gross sales price. No real estate commissions were paid to any affiliate of the general partner during the six months ended
        June 30, 1997.

        The general partner is obligated to loan up to $100,000 to the Partnership during its term to meet working capital requirements. No such loans were made to the Partnership during the six months ended June 30, 1997.

Note 6  OTHER INFORMATION:
        ------------------

        None

ITEM 2  Management's Discussion and Analysis of Financial
        -------------------------------------------------
        Condition and Results of Operations:
        ------------------------------------

        Interest and other income for the six months ended June 30, 1997 was $ 6,384, compared with interest and other income of $13,640 for the six months ended June 30, 1996. This reflects a higher level of cash during the 1996 period. The 1997 period includes $3,500 in sign rental income. Total income for the six months ended June 30, 1997 was $6,384 compared with total income of $898,148 in the comparable 1996 period. The 1996 figures include gains on the sale of land in the amount of $737,191 and equity in the income of a joint venture relating to the sale of land in the amount of $147,317. There were no sales of land during the first six months of 1997.

        Operating expenses for the six months ended June 30, 1997 were $19,262 compared to $ 30,701 in 1996. This decrease was primarily due to accounting for real estate taxes upon sale of properties during 1996, whereas these taxes are normally paid at the end of the year. The 1997 figures also reflect lower office expenses from a year earlier pertially offset by higher management fees for the 1997 period. Most of these differences are timing of payment differencess as opposed to a significant change in the operation of the Partnership.

        The net loss for the six months ended June 30, 1997 was $12,878, compared to a net profit of $867,447 for the same period in 1996.

        Total assets of the partnership decreased from $3,151,702 at December 31, 1996 to $3,134,405 at June 30, 1997. Assets can be expected to decline as properties are sold and the net proceeds are distributed to limited partners. There were no distributions to limited partners during the first six months of 1997 since there were no sales of land during the period.

        Liquidity remained at a satisfactory level at the end of the quarter. Cash and cash equivalents decreased from $169,876 at December 31, 1996 to $133,681 at June 30, 1997.

                                    PART II


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K:
        ---------------------------------

        (A)  Exhibits/Index

             None

        (B)  Reports on Form 8-K

             There were no reports on Form 8-K for the period ended
             June 30, 1997

                           CONDEV LAND FUND II, LTD.
                                  SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned.


                                       CONDEV LAND FUND II, LTD.
                                       BY: Condev Associates, General Partner




July 31, 1997                          /s/ Robert N. Gardner
-------------                          ---------------------
    DATE                               Robert N. Gardner, Partner



July 31, 1997                          /s/ Joseph J. Gardner
-------------                          ---------------------
    DATE                               Joseph J. Gardner, Partner