Form 10-Q
period 1997-09-30
CONDEV LAND FUND II LTD
filed 1997-10-24
CIK 828744

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                  FORM 10 - Q

               Quarterly Report Pursuant to Section 13 or 15(d)
                    of the Securities Exchange Act of 1934

                 For the Nine Months Ended September 30, 1997
                       Commission File Number 33-19736-A

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

Registrant's telephone number, including area code: (407) 679-1748

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report), and (2) has been subject to such filing
requirements for the past 90 days.  YES  X     NO
                                       ------    -----

[CAPTION]


                           CONDEV LAND FUND II, LTD.

                                     INDEX

                                                       PAGE
PART I.  FINANCIAL INFORMATION:                       NUMBER
  ITEM 1.   Financial Statements

            Statement of Assets,
            Liabilities and Partner's
            Capital - September 30, 1997 and
            December 31, 1996                            3

            Statement of Income & Expense
            Three Months Ended September 30, 1997
            and September 30, 1996                       4

            Statement of Income & Expense
            Nine Months Ended September 30, 1997
            and September 30, 1996                       5

            Statement of Cash Receipts and
            Disbursements-Nine months ended
            September 30, 1997                           6
            Notes to Financial Statements                7 - 8

  ITEM 2.   Management's Discussion and Analysis
            of Financial Condition and Results
            of Operations                                9

PART II.  OTHER INFORMATION:

  ITEM 6.   Exhibits and Reports on Form 8-K             10

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

                           CONDEV LAND FUND II, LTD.
            STATEMENT OF ASSETS, LIABILITIES AND PARTNER'S CAPITAL
                      JUNE 30, 1997 AND DECEMBER 31, 1996
[CAPTION]

                                        ASSETS
                                        ------

                                  September 30, 1997     December 31, 1996
                                  ------------------     -----------------


Cash & Cash Equivalents                $  140,269           $  169,876
Accounts Receivable                             0                  105
Investment in Land (Note 2)             2,513,665            2,972,413
Organization Costs                          9,308                9,308
                                       ----------           ----------

Total Assets                           $2,663,242           $3,151,702
                                       ==========           ==========

                       LIABILITIES AND PARTNER'S CAPITAL
                     -------------------------------------

Accounts Payable                       $        0           $    4,419
                                       ----------           ----------

Partner's Capital -
 General Partner                            2,476               (2,465)
 Limited Partner                        2,660,766            3,149,748
                                       ----------           ----------

Total Partner's Capital                 2,663,242            3,147,283
                                        ---------           ----------

Total Liabilities and
   Partner's Capital                   $2,663,242           $3,151,702
                                       ==========           ==========

                           CONDEV LAND FUND II, LTD.
                        STATEMENT OF INCOME AND EXPENSE
         THREE MONTHS ENDED SEPTEMBER 30, 1977 AND SEPTEMBER 30, 1996
                                  (UNAUDITED)
[CAPTION]


                                   September 30, 1997  September 30, 1996
                                   ------------------  ------------------
INCOME
------

Gain on Sale of Land                   $517,217             $ 1,044

Equity in Income of JV                        0                 300

Interest and Other Income                 5,053             $13,852
                                       --------             -------
Total Income                           $522,270             $15,196
                                       --------             -------


OPERATING EXPENSES
------------------

Professional Services                  $  7,470             $   966

Office Expense                            1,530               4,286

Management Fees                           3,021                   0

Other                                     3,302               3,350
                                       --------             -------
Total Operating Expenses               $ 15,323             $ 8,602
                                       --------             -------
Net Income/(Loss)                      $506,947             $ 6,594
                                       ========             =======


                           CONDEV LAND FUND II, LTD.
                        STATEMENT OF INCOME AND EXPENSE
          NINE MONTHS ENDED SEPTEMBER 30, 1997 AND SEPTEMBER 30, 1996
                                  (UNAUDITED)
[CAPTION]


                                  September 30, 1997  September 30, 1996
                                  ------------------  ------------------
INCOME
------

Gain on Sale of Land                   $517,217            $738,235

Equity in Income of JV                        0             147,617

Interest and Other Income                11,437              27,492
                                       --------            --------
Total Income                           $528,654            $913,344
                                       --------            --------


OPERATING EXPENSES
------------------

Professional Services                  $ 16,670            $ 10,029

Office Expense                            4,902              13,273

Management Fees                           9,063                   0

Other                                     3,950              16,001
                                       --------            --------
Total Operating Expenses               $ 34,585            $ 39,303
                                       --------            --------
Net Income (Loss)                      $494,069            $874,041
                                       ========            ========


                           CONDEV LAND FUND II, LTD.
                            STATEMENT OF CASH FLOWS
                     NINE MONTHS ENDED SEPTEMBER 30, 1997

[CAPTION]


Cash flows from operating activities:
   Net Income                                      $  494,069
   Adjustments to reconcile net income
   to net cash provided by operating
   activities:
    Gain on land sale                                (517,217)
    Cash provided by changes in:
     Accounts Receivable                                  105
     Accounts payable                                  (4,419)
     Net cash provided in operating
     activities                                    ($  27,462)

Cash flows from investing activities:
 Land development costs                               (32,498)
 Proceeds of Land sale, net                         1,008,463
                                                   ----------
     Net cash from investing
     activities                                       975,965
                                                   ----------

Cash flows from financing activities:
   Distributions to Partners                         (978,110)
     Net cash provided by
     financing activities                            (978,110)

     Net decrease in cash                          ($  29,607)
Cash and cash equivalents at beginning of year      $ 169,876
                                                    ---------

Cash and cash equivalents at end of period          $ 140,269
                                                    =========

                           CONDEV LAND FUND II, LTD.
                         NOTES TO FINANCIAL STATEMENTS


Note 1         BUSINESS:
               ---------

               Condev Land Fund II, Ltd. is a Florida Limited Partnership formed on December 16, 1987 under the Florida Uniform Partnership Act. The Partnership was formed for the purpose of acquiring and holding for investment, pre-development land in Central Florida. The Partnership registered with the Securities and Exchange Commission a total of 30,000 units of limited partnership interest ("Units"). The Partnership had collected $7,449,500 from 29,798 units sold as of June 30, 1989. The offering period as extended expired on June 30, 1989.

               In accordance with Florida Partnership law and the terms of the Partnership Agreement, the Partnership continued in existence until December 31, 1995. Since December 31, 1995, the Partnership has been in liquidation with no change in status of the limited partners or the general partner.

               The Partnership currently owns or has an interest in two parcels of land in the Central Florida area. Refer to Note 2 INVESTMENT
                                                                     ----------
               IN LAND  for full details.
               -------

Note 2         INVESTMENT IN LAND:
               ------------------

               At September 30, 1997 land consisted of the following:

                     8.659 acre parcel (zoned commercial) in
                      southeast Seminole County, Florida    $  825,735(a)
                    111.64 acre parcel (zoned PUD)
                      in Lake County, Florida                1,687,930
                    16.19 acre parcel (zoned office/
                      commercial)  City of Maitland         $        0(b)
                                                            ----------
                                                            $2,513,665
                                                            ==========

               (a) On November 19, 1996, the Partnership entered into an Agreement of Sale relating to this parcel with a developer who intended to construct a retail center on the site. The Agreement was subsequently modified to provide for an immediate payment for part of the site and an extension of the inspection period for the balance of the site until October 17, 1997. Closing on the first parcel occurred July 31, 1997. The purchase price was $350,000 plus $1,800 for sewer capacity reserved for the site by the Partnership.
                    The allocated cost basis of the partnership in this parcel was $52,121. After expenses of sale, including real estate commissions paid to non-affiliated brokers in the amount of $35,000, the Partnership realized a profit of $254,042 on this sale, and net cash proceeds of $312,120 were received.

                    This amount was combined with net proceeds of the sale described in Note 2(b) below and was distributed to limited partners on September 11, 1997. Refer to Note 3, DISTRIBUTIONS TO PARTNERS. The same Buyer has made a non-refundable deposit on the balance of the parcel. If the Buyer elects to proceed with the transaction, Closing must occcur on or before November 17, 1997

               (b) In March, 1997 the Partnership entered into a contract with an investor for sale of this parcel. An office development is planned for the site in combination with the adjacent property. Closing on this parcel occurred August 20, 1997. The purchase price was $745,000. The Partnership had a cost basis of $424,787 in this property. After expenses of the sale, including real estate commissions to a non-affiliated real estate broker in the amount of $35,750, the Partnership realized a profit of $274,190 and net cash proceeds of $696,343. This amount was combined with proceeds of the sale described in Note 2(a) above and was distributed to limited partners on September 11, 1997.
                    Refer to Note 3, DISTRIBUTIONS TO PARTNERS.

               For full details of Investment In Land, including a description of each parcel please refer to the notes in Form 10-K filed as of December 31, 1996.


Note 3         DISTRIBUTIONS TO PARTNERS:
               -------------------------

               Pursuant to the partnership agreement, cash flow generated each year by the Partnership is to be distributed 99% to the limited partners and 1% to the general partner. There were no cash flow distributions during the first nine months of 1997.

               Pursuant to the partnership agreement, proceeds realized from the sale of properties, after the establishment of reserves for future operating costs, are to be distributed at least annually. On September 11, 1997, the Partnership distributed $978,110.44 to limited partners representing all but $30,352.59 of the net cash proceeds from the sale of two properties which were closed during the quarter. As provided in the Partnership Agreement, this balance was added to Partnership reserves.

Note 4         RELATED PARTY TRANSACTIONS:
               ---------------------------

               The Partnership Agreement provides for the reimbursement to the general partner for direct administrative expenses incurred in the operation of the partnership. For the nine months ended September 30, 1997, $10,745 was reimbursed to the general partner for direct expenses incurred.

               When properties are sold, under certain circumstances an affiliate of the general partner may be paid real estate commissions in amounts customarily charged by others rendering similar services with such commissions plus commissions paid to nonaffiliated brokers not to exceed 10% of the gross sales price. Real estate commissions totaling $70,750 were paid to outside brokers on the two closed transactions during the quarter. No real estate commissions were paid to any affiliate of the general partner during the nine months ended September 30, 1997.

               The general partner is obligated to loan up to $100,000 to the Partnership during its term to meet working capital requirements. No such loans were made to the Partnership during the nine months ended September 30, 1997.

Note 6         OTHER INFORMATION:
               ------------------

               None


ITEM 2         Management's Discussion and Analysis of Financial
               -------------------------------------------------
               Condition and Results of Operations:
               ------------------------------------

               The net gain on the sale of land for the nine months ended September 30, 1997 was $517,217 compared with a net gain on the sale of land in the amount of $738,235 during the first nine months of 1996. Two properties were sold in the 1997 period, and one property was sold in the 1996 period. The 1996 period also included equity in the income of the Partnership's joint venture, Condev/McCulloch Road Joint Venture, which sold its property in 1996. Interest and other income for the nine months ended September 30, 1997 was $11,437, compared with interest and other income of $27,492 for the nine months ended September 30, 1996. This reflects a higher level of cash invested during the 1996 period. Total income for the nine months ended September 30, 1997 was $528,654 compared with total income of $913,344 in the comparable 1996 period.

               Operating expenses for the nine months ended September 30, 1997 were $34,585 compared to $39,303 in 1996. This decrease was primarily due to reduced office expenses from a year earlier partially offset by higher management fees for the 1997 period. Fees for professional services also increased during the 1997 period. Most of these differences are timing of payment differences as opposed to a significant change in the operation of the Partnership.

               The net profit for the nine months ended September 30, 1997 was $494,069, compared to a net profit of $874,041 for the same period in 1996.

               Total assets of the partnership decreased from $3,151,702 at December 31, 1996 to $2,663,242 at September 30, 1997. Assets can be expected to decline as properties are sold and the net proceeds are distributed to limited partners. A total of $978,110 was distributed to limited partners during the third quarter of 1997. This represented net proceeds from the sale of two properties less $30,353 held in reserve for expected future costs.

               Liquidity remained at a satisfactory level at the end of the quarter. Cash and cash equivalents decreased from $169,876 at December 31, 1996 to $140,269 at September 30, 1997.



                                         PART II


               ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K:
                        ---------------------------------

                        (A)  Exhibits/Index

                             None

                        (B)  Reports on Form 8-K

                             There were no reports on Form 8-K for
                             the period ended September 30, 1997

                           CONDEV LAND FUND II, LTD.
                                  SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned.


                 CONDEV LAND FUND II, LTD.
                 BY: Condev Associates, General Partner




    October 27, 1997                 /s/ Robert N. Gardner
-----------------------              ----------------------------------
        DATE                         Robert N. Gardner, Partner



    October 27, 1997                 /s/ Joseph J. Gardner
-----------------------              ----------------------------------
        DATE                         Joseph J. Gardner, Partner