Form 10-K
period 1997-12-31
CONDEV LAND FUND II LTD
filed 1998-03-13
CIK 828744

                      SECURITIES AND EXCHANGE COMMISSION

                                Washington, D.C.

                                   Form 10-K

                 Annual Report Pursuant to Section 13 or 15(d)
                         of the Securities Act of 1934

For the Fiscal Year Ended                   Commission File Number
December 31, 1997                                 #33-19736-A

                           Condev Land Fund II, Ltd.
                           -------------------------
                          (Exact Name of Registrant as
                           specified in its charter)

     Florida                          #59-2862457
 -------------------------------  -------------------------------
(State or other jurisdiction        (IRS Employer ID #)
of incorporation or
organization)



2479 Aloma Avenue
Winter Park, Florida                  32792
-------------------------------  ---------------
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

     Yes  X          No_______
       -------

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment to this Form 10-K.            [ X ]

State the aggregate market value of the voting stock held by non-affiliates of the Registrant:
                                 Not Applicable
                                 --------------

                           CONDEV LAND FUND II, LTD.

                               Table of Contents

                                                                                      Page No.
                                                                                      ---------
Part I
   Item 1.    Business                                                                    1
   Item 2.    Properties                                                                  2
   Item 3.    Legal Proceedings                                                           3
   Item 4.    Submission of Matters to a Vote of Security Holders                         3

Part II
   Item 5.    Market for Registrant's Common Equity and Related Security Holder Matters   4
   Item 6.    Selected Financial Data                                                     4
   Item 7.    Management's Discussion and Analysis of Financial Condition and
              Results of Operations                                                       4
   Item 8.    Financial Statements and Supplementary Data                                 7
   Item 9.    Changes in and Disagreements with Accountants on Accounting and
              Financial Disclosure                                                       18

Part III
   Item 10.  Directors and Executive Officers of the Registrant                          18
   Item 11.  Executive Compensation                                                      18
   Item 12.  Security Ownership of Certain Beneficial Owners and Management              18
   Item 13.  Certain Relationships and Related Transactions                              19

Part IV
   Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K            20

Signatures                                                                               21

Annual Report to Limited Partners                                                        22

                                     PART I

Item l.

          Business:
          --------

          Condev Land Fund II, Ltd. (the "Partnership") is a Florida limited partnership formed on December 16, 1987 under the Florida Revised Uniform Partnership Act. The Partnership was formed for the purpose of acquiring and holding for investment pre-development land in Central Florida. The Partnership registered with the Securities and Exchange Commission and sold to investors a total of 29,798 units of limited partnership interest at an initial offering price of $250 per unit. The Partnership had collected $7,449,500 in Limited Partnership capital as of December 31, 1989.

          As provided under the terms of the Partnership Agreement the Partnership was to be in existence until December 31, 1995. In accordance with the Florida Limited Partnership Law and the Partnership Agreement, after December 31, 1995 the Partnership has been in liquidation with no change in the status of the limited partners or General Partner.

          The Partnership has purchased seven properties to be held for investment in the Central Florida area. One parcel was purchased during 1988, five parcels were purchased during 1989 and one parcel was purchased during 1990. Refer to Item 2. Properties for full details.

          Since the Partnership is in liquidation, the primary objective of the Partnership is to sell properties at current market prices and distribute the net proceeds to partners. To this end, the General Partner is constantly monitoring area developments which are likely to effect the salability of each property. This includes area commercial and residential development, comparable sales transactions, road and highway improvements, requests for zoning or comprehensive land use changes, and changes in the availability of utilities. The General Partner or its representatives attend county commission meetings, planning and zoning hearings and community information meetings as part of this endeavor. Properties are priced after consideration is given to all of these factors.

          Properties are marketed through a combination of direct advertising, including "For Sale" signs located on each property, constant contact with the local, national and international brokerage communities, and direct contact with potential purchasers. Extensive marketing materials and relevant development information is maintained and constantly updated for use by potential buyers.

          In addition to trying to sell the portfolio properties, the Partnership must manage the properties in the best interest of the partners. This includes traditional property maintenance such as insuring the property against liability, paying and appealing for adjustment, when appropriate, real estate taxes, mowing and trash removal. It also entails reacting promptly to area developments to insure that vested development rights are preserved or marketability of the property is enhanced. In some cases, it is necessary to retain consultants to assist with this effort. In other cases, expenditure of partnership reserves is required to keep the property properly positioned for sale.

          The Partnership has no employees. Messrs. Robert N. Gardner and Joseph
          J. Gardner are the general partners of Condev Associates, a Florida general partnership, which is the General Partner of the Partnership (the "General Partner").

Item 2.

          Properties:
          ----------

          Since its inception, the Partnership has purchased seven properties for investment in the Central Florida area. During 1994, one entire property and part of another property was sold. There were no sales of land during 1995. During 1996, three parcels were sold, and during 1997, one entire parcel was sold. As of December 31, 1997, the Partnership owned or had an investment in two remaining properties. At year end 1997, the Partnership had a contract for sale of part of one of these properties.

          The following is a summary of all properties acquired by the
          Partnership:

          Parcel 1:
          --------

          This was originally a 12.04-acre parcel of vacant land located at the northwest corner of Alafaya Trail and McCulloch Road in Seminole County, Florida.

          During the first quarter of 1994, the Florida Department of Transportation (FDOT) condemned 2.81 acres of the 12.04-acre commercial parcel. The FDOT paid $676,800 as compensation for the taking. Of the compensation awarded, the Partnership received $608,635; the balance paid attorney's fees costs and taxes.

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

          On November 19, 1996 the Partnership entered into an Agreement of Sale relating to this parcel with a developer who intended to construct a retail center on the site. The Agreement was subsequently restructured to provide for the sale in two separate transactions. On July 31, 1997, the sale of approximately 23,690 square feet of this site was concluded. The purchase price was $350,000. In addition, the Partnership sold sewer capacity which had been reserved for the site. After expenses of the sale, the Partnership realized net proceeds of $312,120.

          The Agreement for the remainder of this parcel was terminated by the Buyer in November, 1997, at which time the property was put under contract with another prospective purchaser. This second agreement was canceled by the contract holder in January, 1998.

          Date of Purchase:                    August 31, 1988
          Purchase Price:                           $1,500,000
          Additional Capitalized Costs:             $  130,776
          Less: Sale of 2.81 acres to FDOT:         (  753,899)
                                                    ----------
                                                    $  876,877
          Less: Sale of .54 acres                   (   51,143)
                                                    ----------
                                                    $  825,734

          Parcel 2:
          --------

          On February 6, 1989, the Partnership purchased, in joint venture with an affiliated partnership, Condev Land Growth Fund '86, Ltd., a 19+
                                                                            -
          acre tract located immediately north of the University of Central Florida for $737,355.

          On April 22, 1966, the joint venture sold this property to Royal Apartments USA based in Champaign, Illinois. The purchase price for this parcel was $1,190,000, which included $35,000 paid by the purchaser as additional consideration to extend the closing date. After expenses of the sale, the net proceeds realized by the Joint Venture were $1,104,330. A total of $1,080,000 was distributed to limited partners in May, 1993, $540,000 to limited partners of Condev Land Growth Fund '86, Ltd., and $540,000 to limited partners of Condev Land Fund II, Ltd. The balance was added to Partnership reserves.

          After payment of all final expenses Condev/McCulloch Road Joint Venture was terminated.

          Parcel 3:
          --------

          This is a 15.938 acre, commercially zoned parcel located in Lake County, Florida between Tavares and Leesburg on U.S. Highway 441. The Partnership paid $1,275,000 for this parcel in March, 1989. Together with Parcel 4, this property was sold in June, 1996. See Parcel 4 below.

          Parcel 4:
          --------

          This is a 1.85-acre commercial parcel which adjoins parcel 3 and squares off the property. The property was acquired in June, 1989 for $395,000.

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

          Parcel 5:
          --------

          This parcel originally consisted of 4.6512 acres of commercially zoned property located on the north side of U.S. Highway 27-441 in Lady Lake, Lake County, Florida. The Partnership received an appraisal of $2.50 per square foot or $535,000 for the property at the time of purchase.

          On June 5, 1990 the Partnership sold 1.785 acres of the total 4.6512 acre site to SunBank N.A. for $375,000.

          On October 10, 1994, the Partnership sold the remaining portion of this parcel to First Federal Savings Bank of Lake County for $475,000.

          Parcel 6:
          --------

          This is a 111.64-acre parcel located on U. S. Highway 27 in Lake County approximately one mile north of U.S. 192 and five miles from Walt Disney World. The property is zoned as a Planned Development comprised of single-family, multi-family and commercial uses.

          Date of Purchase:                     November 11, 1989
          Total Purchase Price:                        $1,574,761
          Additional Capitalized Costs:                $  115,306

          In January, 1998, the Partnership entered into a Contract for Sale and Purchase of 20 acres of this parcel zoned for multi-family development. The buyer anticipates developing 359 apartment units on the site. Closing is currently scheduled to occur shortly before year-end 1998.

          Based on developments in the immediate area of this property, it is clear that the Partnership will be in a better competitive position to sell the property if sewer and water service is available to the property limits. Accordingly, the General Partner has engaged an engineering firm to design and estimate the costs of extending such service to the property. Preliminary estimates have been completed, and the general partner is now in the process of obtaining the necessary development permits. If all goes as scheduled, construction should begin in mid-1998 with completion anticipated by September. The costs of these improvements will be reimbursed to the partnership by buyers of the property.

          Parcel 7:
          --------

          Parcel 7 is a tract of land consisting of approximately 7 developable and 15.57+ total acres in the City of Maitland. The property was
                   -
          acquired in June, 1990 for $375,000.

          On August 30, 1997, the Partnership concluded the sale of the majority of this parcel to Highwoods, Florida Holdings, L.P. The purchase price was $715,000. In addition the Partnership sold a small piece of this property to a non-affiliated owner of a property abutting this property for $30,000, making the total gross proceeds of the combined sale $745,000. After expenses of the two sales, the net proceeds realized by the Partnership were $696,342.57.

Item 3.

          Legal Proceedings:
          -----------------

          As of December 31, 1997, the Partnership was not subject to any pending legal proceedings.

Item 4.

          Submission of Matters to a Vote of Security Holders:
          ---------------------------------------------------

          No matter was submitted to Unit Holders for a vote during the fourth quarter of the year ended December 31, 1997.

                                PART II
Item 5.

          Markets for Registrant's Common Equity and Related Security Holder
          ------------------------------------------------------------------
          Matters:
          -------

          (a) There has not been a public secondary market and it is not anticipated that a public secondary market for the Units will develop.

          (b) As of December 31, 1997, there were approximately 973 holders of record of the Units of the Partnership.

          (c) There are no regularly scheduled distributions to limited partners. Distributions are made subsequent to sale of Partnership properties after provision has been made for adequate reserves to cover anticipated future expenses of the Partnership. Unit holders received cash distributions totaling $978,110, $2,965,000 and $-0-during the years ended December 31, 1997, 1996, and 1995.

Item 6.

          Selected Financial Data:
          -----------------------

                            Year Ended December 31,
                            -----------------------

                                      1997        1996        1995         1994        1993
                                   ----------  ----------  -----------  ----------  -----------

          Revenue                  $  589,654  $  913,179  $   19,549   $  516,468  $   17,435
          Net Income (Loss)           517,779     842,315     (62,680)     422,902     (68,683)
          Total Assets              2,692,772   3,151,702    5,271,40    5,335,562   6,131,464
          Partnership
               Capital              2,686,952   3,147,283   5,269,968    5,332,648   6,131,464

     The above selected financial data should be read in conjunction with the financial statements and related notes appearing elsewhere in this annual report .

Item 7.

          Management's Discussion and Analysis of Financial Condition and
          ---------------------------------------------------------------
          Results of Operations:
          ---------------------

          January 1, 1997 through December 31, 1997:

          For the year ended December 31, 1997, total revenues were $589,654. This compares to total revenues of $913,179 for the year ended December 31, 1996. In 1997, gains on the sale of land totaled $536,132, down from $737,235 in 1996. In addition, in 1996, the
          Partnership's joint venture, Condev McCulloch Road Joint Venture, sold its property and reported a gain of $146,799. Other income in 1997 included interest on cash and cash equivalents in the amount of $10,022, essentially unchanged from $9,379 in 1996, and forfeited deposits from potential buyers of land amounted to $40,000 in 1997 and $13,000 in 1996.

          Expenses of the Partnership increased very slightly between 1996 and 1997, rising from $70,864 to $71,875. However, the composition of expenses incurred changed. Taxes and permits, which were $29,400 in 1996, declined to $10,159 in 1997. Real estate taxes can be expected to decline as portfolio properties are sold. Professional fees offset the decrease in taxes and permits, rising from $11,197 in 1996 to $32,738 in 1997. This was the result of the need for additional engineering work on the Partnership's property in Lake County, plus the additional legal fees associated with terminated contracts.

          Total assets of the Partnership declined from $3,151,702 at December 31, 1996 to $2,692,772 at December 31, 1997. This reflects net profit of the Partnership for the year less distributions to limited partners in the amount of $978,110 during the year. Liquidity remained at an adequate level to meet anticipated costs of managing the partnership. Cash and cash equivalents were $168,989 at December 31, 1997, compared to $169,876 a year earlier.

          The business of the Partnership is to own, manage and sell, as market conditions permit, pre-development land in the Central Florida area. Due to the unpredictability of the commercial real estate market in the Central Florida area, it is difficult to project when individual properties will sell or when the entire portfolio will be liquidated. Because of these uncertainties, the General Partner has established reserves to fund real estate taxes, costs associated with maintaining the properties and other required services such as partnership administration, accounting and legal. The reserve will be replenished from future land sales as needed.

     For 1997, the General Partner estimates that approximately $10,000 will be required to pay real estate taxes on the remaining properties held by the Partnership. In addition, the General Partner estimates that property associated holding costs will total approximately $26,000 during 1998 and the costs of administration, legal and accounting will require approximately $20,000. These three categories of expense, totaling $56,000, will be paid from Partnership reserves which were $168,069 at 1997 year-end. Interest and other income is projected at $30,000 for 1998. Should the Partnership not successfully conclude a property sale in 1998 and add to reserves, reserves would fall to approximately $113,000 by year end 1998. At the level of costs associated with the Partnership's business as set out above the Partnership has reserves at year end 1997 to fund approximately two and one-half years of costs. In the event the Partnership is unable to generate adequate reserves through the sale of properties, the General Partner is obligated to lend to the Partnership up to an aggregate amount of $100,000 to fund operating expenses. See Item 13, Certain Relationships and Related Transactions.

     The General Partner estimates that two properties will be sold in 1997, resulting in cash to the Partnership in the approximate amount of $2,000,000. If concluded as estimated, the sale proceeds would result in a distribution to the limited partners in the approximate amount of $2,000,000, as the General Partner feels the majority of sale proceeds could be distributed. If the sale and distribution are concluded as estimated above, Partnership assets and Partners' Capital would fall to approximately $1,446,812 by December 31, 1998.

     In addition to the projected sales above, the General Partner reasonably expects to place the remaining Partnership properties under contract in 1998. However, it is expected that one of these contracts would not close until 1999. Another of these sales is likely to be over an extended period as is typical in the single-family residential market. If that is the case, it is estimated that it will require another three (3) years to complete the sale of properties held by the Partnership.

     January 1, 1996 through December 31, 1996:

     The Partnership continued to manage the affairs of the Partnership and the portfolio properties. Emphasis was placed on positioning the portfolio properties for sale and on preserving property development rights.

     On April 22, 1996, Condev/McCulloch Road Joint Venture, in which the Partnership had a 49.9% interest, concluded the sale of its 19.10-acre property located on McCulloch Road in Seminole County, Florida. The buyer was a group of investors who intend to construct a 192-unit student housing complex on the site. The Purchase Price for this parcel was $1,190,000, which includes an amount of $35,000 paid by the purchaser as additional consideration to extend the closing date. After expenses of the sale, the net proceeds realized by the joint Venture were $1,104,330. Distributions aggregating $1,080,000 were made to limited partners in May, 1996, $540,000 to limited partners of Condev Land Growth Fund '86, Ltd. and $540,000 to limited partners of Condev Land Fund II, Ltd.

     On June 14, 1996, the Partnership concluded the sale of two parcels aggregating 17.75 acres located on U.S. Highways 441/27 near the Lake County Mall in Lake County, Florida. The Purchase Price for these parcels was $2,750,000. After expenses of the sale, the net proceeds realized by the Partnership were $2,433,823. A total of $2,425,000 was distributed to limited partners in July 1996. The balance was added to partnership reserves.

     For the year ended December 31, 1996, the Partnership reported total income of $913,179, including $737,235 gain on sale of land and $146,799 equity in income of joint venture, and $29,145 in other revenues. This compares to total income in 1995 of $19,549. The 1996 revenues reflect sale of the Partnership's land in Leesburg (Parcel #s 3 and 4) and Condev/McCulloch Road Joint Venture's sale of its 19.10 acre parcel in Seminole County (Parcel #2). There were no sales of land by the Partnership in 1995.

     Operating expenses totaled $70,864 for the year ended December 31, 1996, compared to $82,229 in 1995. The primary reason for the decrease was a reduction in taxes and permits, which decreased from $46,031 in 1995 to $29,400 in 1996. This is a result of properties being sold during the year. The other decrease was the elimination of the $5,124 equity loss in the joint venture in 1995. These decreases were partially offset by slight increases in professional fees and office expenses in 1996, and by amortization of organizational expenses totaling $4,905. There was no amortization of organizational expenses in 1995 because no properties were sold.

     The net profit reported for the year ended December 31, 1996 was $842,315, compared to a net loss of $62,680 for the year ended December 31, 1995.

     At year-end 1996, total assets of the Partnership were $3,151,702, compared with $5,271,404 at year-end 1995. This decrease reflects the sale of two properties during the year and the net operating costs of managing the Partnership. Liabilities at December 31, 1996 were $4,419, compared to total liabilities of $1,436 at December 31, 1995. Partners' capital declined from $5,269,968 at December 31, 1995 to $3,147,283 at December 31, 1996. This decline resulted from the net profit for the year less the $2,965,000 in distributions to limited partners during the year.

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

     Operating expenses totaled $82,229 for the year ended December 31, 1995, compared to $93,566 in 1994. The primary reason for the decrease was a reduction in professional fees, which decreased from $14,625 in 1994 to $7,462 in 1995. The higher level in 1994 relates to professional services needed in connection with the FDOT condemnation of Parcel No. 1. In addition, there was no amortization of organizational expenses in 1995 because no properties were sold. The other expense categories remained essentially unchanged from the prior year.

     The net loss reported for the year ended December 31, 1995 was $62,680 compared to a net profit of $422,902 for the year ended December 31, 1994.

     At year-end 1995, total assets of the Partnership were $5,271,404, compared with $5,335,562 at year-end 1994. This decrease reflects the net operating costs of managing the Partnership. Liabilities at December 31, 1995 were $1,436, compared to total liabilities of $2,914 at December 31, 1994. Partners capital declined from $5,332,648 at December 31, 1994 to $5,269,968 at December 31, 1995, a decrease of $62,680. This decline resulted from the net loss reported for the year.

Item 8.

          Financial Statements and Supplementary Data:
          -------------------------------------------



                                                                            Page

             INDEPENDENT AUDITORS' REPORT                                      8

             FINANCIAL STATEMENTS

               Balance sheets                                                  9
               Statements of operations                                       10
               Statements of partners' capital                                11
               Statements of cash flows                                       12
               Notes to financial statements                             13 - 17

                         INDEPENDENT AUDITORS' REPORT
                         ----------------------------


The Partners
Condev Land Fund II, Ltd.
Winter Park, Florida

     We have audited the accompanying balance sheets of Condev Land Fund II, Ltd. (a Florida Limited Partnership) as of December 31, 1997 and 1996, and the related statements of operations, partners' capital, and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the General Partner. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Condev Land Fund II, Ltd. as of December 31, 1997 and 1996, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.



                                                  OSBURN, HENNING AND COMPANY

Orlando, Florida
January 16, 1998

                           CONDEV LAND FUND II, LTD.
                        (A Florida Limited Partnership)

                                BALANCE SHEETS
                          December 31, 1997 and 1996


                                                      1997        1996
                                                   ----------  ----------
      ASSETS

Cash and cash equivalents                          $  168,989  $  169,876
Accounts receivable                                         -         105
Land, at cost (Note 2)                              2,515,801   2,972,413
Organization costs, less accumulated
  amortization of $10,390 and $9,064
  in 1997 and 1996                                      7,982       9,308
                                                   ----------  ----------

                                                   $2,692,772  $3,151,702
                                                   ==========  ==========

      LIABILITIES AND PARTNERS' CAPITAL

Liabilities
  Accounts payable                                 $    5,820  $    4,419
                                                   ----------  ----------

Partners' capital (deficit):

  General partner                                      (2,649)     (2,465)
  Limited partners                                  2,689,601   3,149,748
                                                   ----------  ----------

          Total partners' capital                   2,686,952   3,147,283
                                                   ----------  ----------

                                                   $2,692,772  $3,151,702
                                                   ==========  ==========

The Notes to Financial Statements are an integral part of these statements.

                           CONDEV LAND FUND II, LTD.
                        (A Florida Limited Partnership)

                           STATEMENTS OF OPERATIONS
                 Years Ended December 31, 1997, 1996 and 1995


                                         1997       1996        1995
                                       ---------  ---------  ---------
Revenue:
  Gain on land sale                     $536,132   $737,235   $      -
  Equity in income of joint venture            -    146,799          -
  Interest income                         10,022      9,379      7,065
  Forfeited deposits                           -     13,000          -
  Other income                            43,500      6,766     12,484
                                        --------   --------   --------
                                         589,654    913,179     19,549
                                        --------   --------   --------
Expenses:
  Taxes and permits                       10,159     29,400     46,031
  Office expenses                         18,746     18,819     16,794
  Professional fees                       32,738     11,197      7,462
  Amortization                             1,326      5,904          -
  Other expenses                           8,906      5,544      6,818
  Equity in loss of joint venture              -          -      5,124
                                        --------   --------   --------
                                          71,875     70,864     82,229
                                        --------   --------   --------

          Net income (loss)             $517,779   $842,315   $(62,680)
                                        ========   ========   ========



  The Notes to Financial Statements are an integral part of these statements.

                           CONDEV LAND FUND II, LTD.
                        (A Florida Limited Partnership)

                        STATEMENTS OF PARTNERS' CAPITAL
                 Years Ended December 31, 1997, 1996 and 1995

                                General     Limited
                                Partner     Partners       Total
                               ---------  -----------   -----------

Balances, December 31, 1994     $ 3,969   $ 5,328,679   $ 5,332,648

  Net income (loss)                (627)      (62,053)      (62,680)
                                -------   -----------   -----------

Balances, December 31, 1995       3,342     5,266,626     5,269 968

  Distributions                       -    (2,965,000)   (2,965,000)

  Net income (loss)              (5,807)      848,122       842,315
                                -------   -----------   -----------

Balances, December 31, 1996      (2,465)    3,149,748     3,147,283

  Distributions                       -      (978,110)     (978,110)

  Net income (loss)                (184)      517,963       517,779
                                -------   -----------   -----------

Balances, December 31, 1997     $(2,649)  $ 2,689,601   $ 2,686,952
                                =======   ===========   ===========



The Notes to Financial Statements are an integral part of these statements.

                           CONDEV LAND FUND II, LTD.
                        (A Florida Limited Partnership)

                           STATEMENTS OF CASH FLOWS
                 Years Ended December 31, 1997, 1996 and 1995

                                             1997          1996         1995
                                          ----------   -----------   ----------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                       $  517,779   $   842,315    $(62,680)
  Adjustments to reconcile net income
    (loss) to net cash used in
    operating activities:
      Gain on land sale                     (536,132)     (737,235)          -
      Equity in (income) loss of joint
        venture                                    -      (146,799)      5,124
      Amortization                             1,326         5,904           -
      (Increase) decrease in accounts
        receivable                               105          (105)          -
      Increase (decrease) in
        accounts payable                       1,401         2,983      (1,478)
                                          ----------   -----------    --------
          Net cash used in operating
            activities                       (15,521)      (32,937)    (59,034)
                                          ----------   -----------    --------

CASH FLOWS FROM INVESTING ACTIVITIES
  Land acquisitions and related costs        (15,719)       (7,406)    (52,875)
  Proceeds from land sale, net of
    closing costs                          1,008,463     2,444,875     166,530
  Distribution from joint venture                  -       549,200
  Investment in joint venture                      -        (3,139)     (4,818)
                                          ----------   -----------    --------
          Net cash provided by
           investing activities              992,744     2,983,530     108,837
                                          ----------   -----------    --------

CASH FLOWS FROM FINANCING ACTIVITIES
  Distributions to partners                 (978,110)   (2,965,000)          -
                                          ----------   -----------    --------

          Net increase (decrease) in
            cash                                (887)      (14,407)     49,803

CASH AND CASH EQUIVALENTS, BEGINNING         169,876       184,283     134,480
                                          ----------   -----------    --------

CASH AND CASH EQUIVALENTS, ENDING         $  168,989   $   169,876    $184,283
                                          ==========   ===========    ========



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

               The terms of the partnership agreement provided that the Partnership was to continue in existence until December 31, 1995. However, the Partnership's operation will continue until all investments of the Partnership are sold and proceeds distributed to the partners.

          Use of Estimates
          ----------------

               In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the financial statements and revenues and expenses for the period. Actual results could differ significantly from those estimates.

          Organization Costs
          ------------------

               The Partnership has capitalized all organization costs. Upon sale of land, each parcel is allocated a portion of these costs based on the ratio of total acquisition cost to the net proceeds of the offering available to purchase properties for investment. In connection with the sales of land during the years ended December 31, 1997 and 1996, amortization of organization costs amounted to $1,326 and $5,904 which is reflected in the accompanying statements of operations. No amortization of organization costs was recorded during the year ended December 31, 1995, as no sales occurred.

          Land
          ----

               Land, held for investment, is stated at the lower of cost or fair value. Land is assessed for impairment when the Partnership believes that events or changes in circumstances indicate that its carrying amount may not be recoverable. Costs that clearly relate to land development projects are capitalized. Interest costs, real estate taxes and insurance are capitalized while development is in progress. When development is complete, these costs are expensed.

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

          Cash and Cash Equivalents
          -------------------------

               For purposes of the statement of cash flows, the Partnership considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. At December 31, 1997, cash and cash equivalents included $113,807 invested in the Goldman FS Federal Admin. Fund.

Note 2.   Land

          At December 31, 1997 and 1996, land consisted of the following:

                                                       1997        1996
                                                    ----------  ----------

         8.659 and 9.22 acre parcel, in 1997
           and 1996, respectively, (zoned
           commercial) in southeast Seminole
           County, Florida                          $  825,734  $  876,877
         111.64 acre parcel in 1997 and 1996
           (zoned PUD) in Lake County, Florida       1,690,067   1,681,373
         0 and 15 acre parcel, in 1997 and 1996,
           respectively, (zoned office)in Orange
           County, Florida (sold in 1997)                    -     414,163
                                                    ----------  ----------

                                                    $2,515,801  $2,972,413
                                                    ==========  ==========

                           CONDEV LAND FUND II, LTD.
                        (A Florida Limited Partnership)

                         NOTES TO FINANCIAL STATEMENTS



Note 3.   Investment in Joint Venture

          The Partnership owned a 49.9% interest (which was acquired in 1989) in Condev/McCulloch Road Joint Venture (a Florida Joint Venture) (the Joint Venture) whose purpose was to acquire and hold a 19 acre parcel of land in Seminole County, Florida for investment purposes. Condev Land Growth Fund owned the remaining 50.1% interest '86, Ltd., an affiliate of the Partnership's general partner. During the year ended December 31, 1996, the Joint Venture sold its parcel of land and recognized a gain of $300,900. The Joint Venture made a complete distribution to its venturers of $1,100,602, of which the Partnership received $549,200, thereby terminating the Joint Venture.

          The Partnership's investment in the Joint Venture as of December 31, and its equity in loss of the Joint Venture for the years then ended are as follows:

                                                     EQUITY IN
                    YEAR              INVESTMENT   (INCOME) LOSS
                    ----              ----------   -------------
                    1996              $        -    $ (146,799)
                    1995              $  399,262    $    5,124

          The Joint Venture had revenue of $300,900 and $-0- during the years ended December 31, 1996 and 1995, respectively, and net income (loss) for each year was $295,826 and $(10,270) respectively.


Note 4.   Allocations and Distributions to Partners

          Operations (excluding land sales)
          --------------------------------

               Pursuant to the partnership agreement, cash flow and profits and losses from operations are allocated and distributed 99% to the limited partners and 1% to the general partner. No distributions attributable to cash flow were made during the years ended December 31, 1997, 1996 or 1995.

                           CONDEV LAND FUND II, LTD.
                        (A Florida Limited Partnership)

                         NOTES TO FINANCIAL STATEMENTS



Note 4.   Allocations and Distributions to Partners - (Continued)

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

            The limited partners received distributions of $978,110, $2,965,000, and $-0- attributable to net cash proceeds from the sales of land during the years ended December 31, 1997, 1996 and 1995, respectively.

Note 5.   Related Party Transactions

          The partnership agreement permits the general partner or its affiliates to receive an acquisition fee or a real estate commission from sellers in an amount not to exceed 5% of the gross purchase price of land purchased by the Partnership, so long as the total acquisition fee, including that paid to unaffiliated parties, does not exceed 10% of the gross purchase price. No acquisition fees were paid during the years ended December 31, 1997, 1996 or 1995, as no properties were purchased.

CONTINUED ON NEXT PAGE

                           CONDEV LAND FUND II, LTD.
                        (A Florida Limited Partnership)

                         NOTES TO FINANCIAL STATEMENTS

Note 5.   Related Party Transactions - (Continued)

          When properties are sold, an affiliate of the general partner may be paid real estate commissions in amounts customarily charged by others rendering similar services, with such commissions, plus commissions paid to nonaffiliates, not to exceed 10% of the gross sales price. In connection with the two land sales in 1997, commissions paid to nonaffiliates amounted to 10% and 5%, respectively. In connection with the two land sales during 1996, real estate commissions of 10% and 5.8%, respectively, were paid to nonaffiliates. No real estate commissions were paid during 1995 with respect to sales, as no sales occurred.

          The general partner is obligated to loan up to $100,000 to the Partnership during its term to meet working capital requirements. No such loans were made to the Partnership during the years ended December 31, 1997, 1996 or 1995.

          The general partner earned certain fees for administration and management services provided, pursuant to the partnership agreement. Such fees amounted to $12,084 for the year ended December 31, 1997, and $11,676 for each of the years ended December 31, 1996 and 1995.

Item 9.

          Changes in and Disagreements with Accountants on Accounting and
          ---------------------------------------------------------------
          Financial Disclosure:
          --------------------

          There were no disagreements on accounting and financial disclosures required to be disclosed by Item 304 of Regulation S-K.

                                   PART III
Item 10.

          Directors and Executive Officers of the Registrant
          --------------------------------------------------

          (a) The Registrant does not have a Board of Directors. Condev Associates, A Florida general partnership consisting of Messrs. Robert
          N. Gardner and Joseph J. Gardner, is the General Partner of the Partnership.

          (b), (c), (d) and (e)

          Robert N. Gardner and Joseph J. Gardner are brothers. The background and experience of the partners of the General Partner are as follows:

          Robert N. Gardner, age 63 has been president, a director and
          -----------------
          shareholder of Condev Corporation and it's predecessors since 1961. A Florida licensed real estate broker and Class A Contractor, he serves on the boards of directors of Nations Bank of Central Florida, N.A., and Schroeder-Manatee, Inc.

          Joseph J. Gardner, age 60 has been an officer, a director and
          -----------------
          shareholder of Condev Corporation and its predecessors since 1961. Prior to joining Condev Corporation, he was employed in the land department of Continental Oil Company. Mr. Gardner is a licensed real estate broker.

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

Item 11.

          Executive Compensation
          ----------------------

          (a), (b), (c) and (d)

          The Registrant has not paid and does not plan to pay any executive compensation to the General Partners or their affiliates (other than described in Item 13 below).

Item 12.

     Security Ownership of Certain Beneficial Owners and Management:
     --------------------------------------------------------------

     (a) The following is a list of persons who are known to the Registrant to be the beneficial owners of more than 5% of the total units outstanding as of December 31, 1997:

                                     NONE

     (b) The following is a list of units beneficially owned by all partners of the General Partner as of December 31, 1997:

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

Item 13.

     Certain Relationships and Related Transactions
     ----------------------------------------------

     (a) and (b)

     The Partnership Agreement provides for the reimbursement to the General Partner for direct administrative expenses incurred in the operation of the Partnership. Such fees amounted to $12,084 for the year ended December 31, 1997, and $11,676 for each of the years ended December 31, 1996, and 1995.

     The Partnership Agreement permits the general partner or an affiliate to receive an acquisition fee or a real estate commission from sellers in an amount not to exceed 5% of the gross purchase price of land purchased by the Partnership so long as the total acquisition fee, including that paid to unaffiliated parties, does not exceed 10% of the gross purchase price. No acquisition fees were paid to the General Partner during 1997, 1996, or 1995, as no properties were acquired during these years.

     When properties are sold, under certain circumstances, an affiliate of the General Partner may be paid real estate commissions in amounts customarily charged by others rendering the same services not to exceed 10% of the gross sales price. No real estate commissions were paid to the general partner or any affiliate of the General Partner during the years ended December 31, 1997, 1996 or 1995.

     The General Partner is obligated to loan up to $100,000 to the Partnership during its term to meet working capital requirements. No such loans were made to the Partnership during the years ended December 31, 1997, 1996, or 1995.

     (c)  No management person is indebted to the Registrant.

     (d)  Not applicable.

                                    PART IV

Item 14.

       Exhibits, Financial Statement Schedules, and Reports on Form 8-K:
       ----------------------------------------------------------------

       (a)(1) The following financial statements and supplementary data are included in Part II Item 8:

                                                                          Page

              Independent Auditor's Report                                 8

              Financial Statements
                 Balance Sheets - December 31, 1997 and 1996               9

                 Statements of Operations - Years ended
                   December 31, 1997, 1996 and 1995                       10

                 Statements of Partners' Capital -
                   Years ended December 31, 1997, 1996 and 1995           11

                 Statements of Cash Flows -
                   Years ended December 31, 1997, 1996 and 1995           12

                 Notes to Financial Statements                           12-17

          (3) Exhibits included herein:                                   22
                 13 - Annual Report to Limited Partners

       (b)    Reports on Form 8-K
                 No reports on Form 8-K have been filed by the Registrant during the last quarter of the period covered by this report.

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           CONDEV ASSOCIATES, General Partner


Date:____________________          By:  /s/ Robert N. Gardner
                                       ----------------------------
                                       Robert N. Gardner, Partner

Date:____________________          By:  /s/ Joseph J. Gardner
                                       ----------------------------
                                       Joseph J. Gardner, Partner

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

CONDEV ASSOCIATES, General Partner


 /s/ Robert N. Gardner
---------------------------------      ____________________________
Robert N. Gardner, Partner             Date


 /s/ Joseph J. Gardner
---------------------------------      ____________________________
Joseph J. Gardner, Partner             Date

Condev Land Fund II, Ltd.                          February 6, 1998
1997 Annual Report

Dear Limited Partner:

Enclosed is your Schedule K-1 (Form 1065) relating to the Fund's operations for the year ended December 31, 1997. This Schedule is for your use in preparing your 1997 income tax return.

The financial statement, on the reverse side hereof, shows a net profit for the year ended December 31, 1997 of $517,779. This represents the income from property sales less the normal costs of operating the partnership and managing the portfolio properties. There were two sales of property during 1997. On July 31, 1997 the Partnership sold approximately 1/2 acre of its property at Alafaya Trail and McCulloch Road in Seminole County, Florida. On August 20, 1997, the Partnership concluded the sale of its 15.38 acre parcel of land in Maitland, Florida. Net proceeds from these two sales were $1,008,463, and $978,110 was distributed to limited partners in September. As of December 31, 1997, the net asset value per unit of limited partner interest was $90.26. The following is a brief description of the status of each of the partnership's two remaining properties:

Alafaya Trail/McCulloch Road.  This property consists of approximately 8.67
----------------------------
acres of land at the intersection of Alafaya Trail and McCulloch Road in Seminole County, Florida. During 1997, the property was under contract with a developer who intended to construct a retail center on the site. In November, 1997 the Partnership was advised that the prospective purchaser chose not to proceed with closing. A deposit of $40,000 plus interest was forfeited and was added to Partnership reserves. The property is actively being marketed at this time.

Glenbrook P.U.D..  This is a 111-acre parcel zoned as a Planned Development and
----------------
located on U.S. Highway 27 approximately 1 1/2 miles north of U.S. Highway 192 in Lake County. In January, 1998, the Partnership entered into a contract providing for the sale of the 20-acre tract of land zoned for 359 apartment units. This contract is currently in the inspection stage. The Partnership has completed preliminary engineering for the extension of sewer and water utilities to the site, and is in the process of arranging a $500,000 line of credit to finance these improvements if necessary. These improvements will accelerate the sale of this property at higher prices.

The properties in which the Partnership has an interest are well-positioned and in growing markets. We hope to achieve significant sales during the coming year.

Sincerely yours,


CONDEV ASSOCIATES