Form 10-Q
period 1998-03-31
CONDEV LAND FUND II LTD
filed 1998-04-20
CIK 828744

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                  FORM 10 - Q

               Quarterly Report Pursuant to Section 13 or 15(d)
                    of the Securities Exchange Act of 1934

                 For the quarterly period ended March 31, 1998
                       Commission File Number 33-19736-A

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



                               2479 Aloma Avenue
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

                           CONDEV LAND FUND II, LTD.

                                     INDEX


                                                                        PAGE
PART I.  FINANCIAL INFORMATION:                                         NUMBER
         Statement of Assets, Liabilities and
         Partner's Capital - March 31, 1998
         and December 31, 1997                                                 1

         Statement of Income & Expense -
         Three Months Ended March 31, 1998
         and March 31, 1997                                                    2

         Statement of Cash Flows -
         Three months ended March 31, 1998
         and March 31, 1997                                                    3

         Notes to Financial Statements                                     4 - 5

         Management's Discussion and Analysis
         of Financial Condition and Results of Operations                  5 - 6

PART II. OTHER INFORMATION:

         Item 1.          Legal Proceedings                                    7

         Item 6           Exhibits and Reports on Form 8-K                     7


Signatures                                                                     8

First Quarter 1998 report to Limited Partners                                  9

                        PART I.  FINANCIAL INFORMATION

                           CONDEV LAND FUND II, LTD.
            STATEMENT OF ASSETS, LIABILITIES AND PARTNERS' CAPITAL
                     MARCH 31, 1998 AND DECEMBER 31, 1997


                                    ASSETS
                                    ------

                                      March 31, 1998   December 31, 1996
                                      --------------   -----------------
                                       (Unaudited)                *

Cash & Cash Equivalents                 $  151,203          $  168,989
Investment in Land (Note 2)              2,516,251           2,515,801
Organization Costs                           7,982               7,982
                                        ----------          ----------

Total Assets                            $2,675,436          $2,692,772
                                        ==========          ==========

                       LIABILITIES AND PARTNER'S CAPITAL
                       ---------------------------------

Accounts Payable                        $        0          $    5,820
                                        ----------          ----------

Partners' Capital -
  General Partner                           (2,764)             (2,649)
  Limited Partner                        2,678,200           2,689,601
                                         ---------           ---------

  Total Partners' Capital                2,675,436           2,686,952
                                         ---------           ---------

Total Liabilities and
        Partners' Capital               $2,675,436          $2,692,772
                                        ==========          ==========

* Condensed from audited financial statements.


The accompanying notes are an integral part of these financial statements

                           CONDEV LAND FUND II, LTD.
                        STATEMENT OF INCOME AND EXPENSE
             THREE MONTHS ENDED MARCH 31, 1998 AND MARCH 31,1997
                                 (UNAUDITED)


                             March 31, 1998   March 31, 1997
                             ---------------  ---------------
INCOME
------

Interest and Other Income        $    1,932       $    1,311
                                 ----------       ----------

Total Income                     $    1,932       $    1,311
                                 ----------       ----------


OPERATING EXPENSES
------------------

Professional Services            $    9,493       $   14,433

Office Expense                          691            2,036

Management Fees                       3,021                0

Other                                   243              426
                                 ----------       ----------

Total Operating Expenses         $   13,448       $   16,895
                                 ----------       ----------

Net Income (Loss)               ($   11,516)      ($  15,584)



The accompanying notes are an integral part of these financial statements

                           CONDEV LAND FUND II, LTD.
                            STATEMENT OF CASH FLOWS
              THREE MONTHS ENDED MARCH 31, 1998 AND MARCH 31,1997


                                                   March 31, 1998          March 31, 1997
                                                  ----------------        ---------------
Cash Flows from Operating Activities:
      Net Income                                    ($  11,516)            ($   15,584)
      Adjustments to reconcile net income
      (loss) to net cash provided by (used
      in) operating activities:
           Gain on land sale                        (        -)            (         -)
           Cash provided by changes in:
              Accounts Receivable                            -             (     1,601)
              Accounts payable                      (    5,820)            (     4,419)

Net cash from Operating Activities                  (   17,336)            (    21,604)

Cash flows from Investing Activities:
      Land development costs                        (      450)                      -
      Proceeds of Land sale, net                             -                       -
                                                    ----------              ----------

Net cash from Investing Activities                  (      450)                      -
                                                    ----------              ----------
Cash flows from Financing Activities:
      Distributions to Partners                     (        -)            (         -)

Net cash provided by Financing Activities           (        -)            (         -)

Net increase (decrease) in cash                     (   17,786)            (    21,604)

Cash and cash equivalents, beginning of year           168,989                 169,876
                                                    ----------              ----------

Cash and cash equivalents, end of period            $  151,203              $  148,272
                                                    ==========              ==========


The accompanying notes are an integral part of these financial statements

                           CONDEV LAND FUND II, LTD.
                         NOTES TO FINANCIAL STATEMENTS


Note 1.        BASIS OF PRESENTATION:
               ----------------------

               The accompanying financial statements, in the opinion of Condev Associates, the general partner of Condev Land Fund II, Ltd., reflect all adjustments (which include only normal recurring adjustments) necessary to a fair statement of the financial position, the results of operations and the changes in cash position for the periods presented.

Note 2         INVESTMENT IN LAND:
               ------------------

               At March 31, 1998 land consisted of the following:

                    8.659 acre parcel (zoned commercial) in
                       southeast Seminole County, Florida    $  825,734
                    111.64 acre parcel (zoned PUD)
                       in Lake County, Florida                1,690,517(a)
                                                              ---------
                                                             $2,516,251
                                                              =========

                    (a) In January 1998, the Partnership entered into a contract for sale of the 20-acre multi-family in this planned development. The buyer intends to erect 358 apartments on the site. Assuming the buyer elects to proceed, closing is to be on or before December 31, 1998.


Note 3         DISTRIBUTIONS TO PARTNERS:
               -------------------------

               Pursuant to the partnership agreement, cash flow generated each year by the Partnership is to be distributed 99% to the limited partners and 1% to the general partner. There were no cash flow distributions during the first three months of 1998.

               Pursuant to the partnership agreement, proceeds realized from the sale of properties, after the establishment of reserves for future operating costs, are to be distributed at least annually. There were no such distributions to limited partners during the first quarter of 1998.

Note 4         RELATED PARTY TRANSACTIONS:
               ---------------------------

               The Partnership Agreement provides for the reimbursement to the general partner for direct administrative expenses incurred in the operation of the partnership. For the three months ended March 31, 1998, $3,021 was reimbursed to the general partner for direct expenses incurred.

               When properties are sold, under certain circumstances an affiliate of the general partner may be paid real estate commissions in amounts customarily charged by others rendering similar services with such commissions plus commissions paid to nonaffiliated brokers not to exceed 10% of the gross sales price. No real estate commissions were paid to any affiliate of the general partner during the three months ended March 31, 1998.

               The general partner is obligated to loan up to $100,000 to the Partnership during its term to meet working capital requirements. No such loans were made to the Partnership during the three months ended March 31, 1998.

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               --------------------------------------------------
               CONDITION AND RESULTS OF OPERATIONS:
               ------------------------------------

               During the quarter ended March 31, 1998, the Partnership continued to manage the portfolio properties with the objective of selling the properties at fair market prices. As of March 31, 1998, part of one property was under contract for sale. In addition, the Partnership was in final negotiations for sale of an additional 71 acres at the same location.

               The area of Lake County, Florida in which the Partnership's 111.64-acre parcel is located has experienced heightened activity in recent months, with significant new residential and commercial development beginning in the immediate area. The key to selling this site appears to be the availability of utilities to support commercial development. The Partnership has engaged an engineer to design the extension of sewer and water utilities to the site and to obtain the necessary building permits. In this regard, the general partner is working with the area utility company and neighboring landowners to insure that every property's needs are met and that the costs of these improvements are shared equitably. The Partnership's pro rata share of the costs of utility expensions will be paid from a line of credit arranged by the general partner. Borrowings under the line of credit will be repaid from future land sales.

               Results of Operations
               ---------------------

               Total revenues for the three months ended March 31, 1998 were $1,932, compared with total revenues of $1,311 for the three months ended March 31, 1997. Income is generated from short-term cash investments, and income can be expected to fluctuate, depending on the level of cash reserves in the Partnership and prevailing interest rates. Operating expenses for the three months ended March 31, 1998 were $13,448, a decrease of 20.4% or $3,447 from $16,895 for the three months ended March 31, 1997. However, management fees were not accounted for during the 1997 quarter. Such fees totaled $3,021 during the first quarter of 1998. In both periods, operating expenses represent the normal costs of operating the Partnership and managing the Partnership properties.

               Liquidity and Capital Resources at March 31, 1998
               -------------------------------------------------

               Total assets decreased slightly from $2,692,772 at December 31, 1997 to $2,675,436 at March 31, 1998. This reflects the net results of operations for the period. Assets can be expected to decline in the future as properties are sold and distributions are made to limited partners.

               Liquidity remained at a satisfactory level. Cash and equivalents decreased from $168,989 at 1997 year-end to $151,203 at March 31, 1998.

               As discussed above, the Partnership anticipates the need to expend Partnership funds to extend sewer and water utilities to one of its properties during 1998. The Partnership has arranged a $500,000 secured line of credit with a commercial bank to pay for its pro rata share of expenses. Borrowings under the line of credit will be repaid from future sales proceeds.

                    PART II


Item 1.  LEGAL PROCEEDINGS
         -----------------

            As of March 31, 1998, there were no legal proceedings in process, nor to the knowledge of the general partner, threatened against the Partnership

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K:
         ---------------------------------

         (A)  Exhibits

              First Quarter 1998 Report to Limited Partners

         (B)  Reports on Form 8-K

              There were no reports of Form 8-K for the period ended March 31, 1998

                           CONDEV LAND FUND II, LTD.
                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned.


                              CONDEV LAND FUND II, LTD.
                              BY: Condev Associates, General Partner




           April 24, 1998                 /s/ Robert N. Gardner
           ----------------------         ----------------------------------
               DATE                       Robert N. Gardner, Partner



           April 24, 1998                 /s/ Joseph J. Gardner
           ----------------------         ----------------------------------
               DATE                       Joseph J. Gardner, Partner

                                                                  April 14, 1998

Condev Land Fund II, Ltd.
First Quarter 1998

Dear Limited Partner:

The financial statement, on the reverse side hereof, shows a net loss for the three months ended March 31, 1998 of $11,516. This represents normal income less costs of operating the partnership and managing the portfolio properties. There were no sales of property during the quarter. As of March 31, 1998, the net asset value per unit of limited partner interest was $89.88. The following is a brief description of the status of each of the partnership's two remaining properties:

Alafaya Trail/McCulloch Road. We continue to work closely with a number of
------------------------------
interested prospects for this site. The 7-Eleven which is being built at the corner of this intersection is nearing completion. This should raise purchaser interest as access roads to the site are built. We expect to reach agreement on sale of all or part of this site during the next quarter.

Glenbrook P.U.D.. In January 1998, the Partnership entered into a contract for
------------------
sale of the 20-acre multi-family in this planned development. The buyer intends to erect 358 apartments on the site. We are also in the final contract negotiations for sale of the 71-acre single family site. Only the commercially zoned acreage us not under contract. We are working with a number of prospects for this parcel. The Partnership has engaged an engineer to design the extension of sewer and water utilities to the site and to obtain the necessary building permits. In this regard, we are working with utility company neighboring landowners to insure that every property's needs are met and that the costs of these improvements are shared equitably. The Partnership's pro rata share of the costs of utility extensions will be paid from a line of credit arranged by the General Partner.

We are working diligently to present these properties to qualified buyers and hope that these efforts will be successful in the coming months.

Sincerely yours,

CONDEV ASSOCIATES