Form 10-Q
period 1998-06-30
CONDEV LAND FUND II LTD
filed 1998-07-23
CIK 828744

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                  FORM 10 - Q

               Quarterly Report Pursuant to Section 13 or 15 (d)
                    of the Securities Exchange Act of 1934

                 For the quarterly period ended June 30, 1998
                       Commission File Number 33-19736-A

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

                           CONDEV LAND FUND II, LTD.

                                     INDEX


                                                          PAGE
                                                         NUMBER
PART I.  FINANCIAL INFORMATION:

         Statement of Assets, Liabilities and
         Partner's Capital - June 30, 1998
         and December 31, 1997                              1

         Statement of Income & Expense -
         Three Months Ended June 30, 1998
         and June 30, 1997                                  2

         Statement of Income & Expense -
         Six Months Ended June 30, 1998
         and June 30, 1997                                  3

         Statement of Cash Flows -
         Six months ended June 30, 1998
         and June 30, 1997                                  4

         Notes to Financial Statements                      5 - 6

         Management's Discussion and Analysis
         of Financial Condition and Results of Operations   6 - 7

PART II. OTHER INFORMATION:

         Item 1. Legal Proceedings                          8

         Item 6. Exhibits and Reports on Form 8-K           8

Signatures                                                  9

Second Quarter 1998 report to Limited Partners              10

                        PART I.  FINANCIAL INFORMATION


                           CONDEV LAND FUND II, LTD.
            STATEMENT OF ASSETS, LIABILITIES AND PARTNERS' CAPITAL
                      JUNE 30, 1998 AND DECEMBER 31, 1997


                                    ASSETS
                                    ------

                               June 30, 1998   December 31, 1997
                               -------------   -----------------
                                (Unaudited)             *

Cash & Cash Equivalents           $  125,945          $  168,989
Investment in Land (Note 2)        2,539,419           2,515,801
Organization Costs                     7,982               7,982
                                  ----------          ----------

Total Assets                      $2,673,346          $2,692,772
                                  ==========          ==========

                       LIABILITIES AND PARTNER'S CAPITAL
                       ---------------------------------

Accounts Payable                  $        0          $    5,820
                                  ----------          ----------

Partners' Capital -
  General Partner                     (2,785)             (2,649)
  Limited Partner                  2,676,131           2,689,601
                                  ----------          ----------

  Total Partners' Capital          2,673,346           2,686,952
                                  ----------          ----------

Total Liabilities and
        Partners' Capital         $2,673,346          $2,692,772
                                  ==========          ==========

* Condensed from audited financial statements.

The accompanying notes are an integral part of these financial statements

                           CONDEV LAND FUND II, LTD.
                        STATEMENT OF INCOME AND EXPENSE
              THREE MONTHS ENDED JUNE 30, 1998 AND JUNE 30, 1997
                                  (UNAUDITED)


                              June 30, 1998   June 30, 1997
                              -------------   -------------
INCOME
------

Interest and Other Income        $   3,219       $   5,073
                                 ---------       ---------

Total Income                     $   3,219       $   5,073
                                 ---------       ---------


OPERATING EXPENSES
------------------

Professional Services            $    (120)      $  (5,233)

Office Expense                       1,991           1,336

Management Fees                      3,021           6,042

Other                                  418             222
                                 ---------       ---------

Total Operating Expenses         $   5,310       $   2,367
                                 ---------       ---------

Net Income (Loss)                $  (2,091)      $   2,706
                                 =========       =========


The accompanying notes are an integral part of these financial statements

                           CONDEV LAND FUND II, LTD.
                        STATEMENT OF INCOME AND EXPENSE
               SIX MONTHS ENDED JUNE 30, 1998 AND JUNE 30, 1997
                                  (UNAUDITED)


                             June 30, 1998   June 30, 1997
                             --------------  --------------
INCOME
------

Interest and Other Income       $    5,151      $    6,384
                                ----------      ----------

Total Income                    $    5,151      $    6,384
                                ----------      ----------


OPERATING EXPENSES
------------------

Professional Services           $    9,373      $    9,200

Office Expense                       2,682           3,372

Management Fees                      6,042           6,042

Other                                  660             648
                                ----------      ----------

Total Operating Expenses        $   18,757      $   19,262
                                ----------      ----------

Net Income (Loss)               $  (13,606)     $  (12,878)
                                ==========      ==========


The accompanying notes are an integral part of these financial statements

                           CONDEV LAND FUND II, LTD.
                            STATEMENT OF CASH FLOWS
               SIX MONTHS ENDED JUNE 30, 1998 AND JUNE 30, 1997


                                                 June 30, 1998    June 30, 1997
                                                 ---------------  -------------
Cash Flows from Operating Activities:
  Net Income                                        $ (13,606)      $  (12,878)
  Adjustments to reconcile net income
   (loss) to net cash provided by (used
   in) operating activities:
     Gain on land sale                                (     -)         (     -)
     Cash provided by changes in:
       Prepaid Expenses                                     -           (7,086)
       Accounts Receivable                                  -           (2,211)
       Accounts payable                                (5,820)          (4,419)

Net cash from Operating Activities                    (19,426)         (26,594)

Cash flows from Investing Activities:
  Land development costs                              (23,618)          (9,601)
  Proceeds of Land sale, net                                -                -
                                                   ----------       ----------

Net cash from Investing Activities                    (23,618)          (9,601)

Cash flows from Financing Activities:
  Distributions to Partners                           (     -)         (     -)

Net cash provided by Financing Activities             (     -)         (     -)

Net increase (decrease) in cash                       (43,044)         (36,195)

Cash and cash equivalents, beginning of year          168,989          169,876
                                                   ----------       ----------

Cash and cash equivalents, end of period           $  125,945       $  133,681
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

Note 2         INVESTMENT IN LAND:
               ------------------

               At June 30, 1998 land consisted of the following:

                    8.659 acre parcel (zoned commercial) in
                       southeast Seminole County, Florida    $  825,734(a)
                    111.64 acre parcel (zoned PUD)
                       in Lake County, Florida                1,713,685(b)
                                                             ----------
                                                             $2,539,419
                                                             ==========

                    (a) On May 8, 1998, the Partnership entered into a contract for sale of this parcel with a successful area developer who has prospective tenants for the site. The contract provides for an inspection period of three months, with closing 10 days thereafter. The contract has recently been amended to extend the inspection period to December 6, 1998 to allow both the buyer and the seller time to work out design and engineering issues which may affect the buyer's ability to use the site. Closing is still anticipated before year-end 1998.

                    (b) In January 1998, the Partnership entered into a contract for sale of the 20-acre multi-family site in this planned
               development. The buyer intends to erect 358 apartments on the site. The contract has passed the inspection period, and the project is now in the permitting stage. Closing of this transaction is expected in the fall. The Partnership has also signed a contract for sale of the 71-acre single family site. The buyer is conducting its inspection of the property at this time. Closing of the sale should take place before the end of the year. Both transactions are subject to the extension of water and sewer utilities to the site as well as certain other off-site improvements for which the buyers are obligated to pay their pro rata share.


Note 3         DISTRIBUTIONS TO PARTNERS:
               -------------------------

               Pursuant to the partnership agreement, cash flow generated each year by the Partnership is to be distributed 99% to the limited partners and 1% to the general partner. There were no cash flow distributions during the first six months of 1998.

               Pursuant to the partnership agreement, proceeds realized from the sale of properties, after the establishment of reserves for future operating costs, are to be distributed at least annually. There were no such distributions to limited partners during the first half of 1998.


Note 4         RELATED PARTY TRANSACTIONS:
               ---------------------------

               The Partnership Agreement provides for the reimbursement to the general partner for direct administrative expenses incurred in the operation of the partnership. For the six months ended June 30, 1998, $7,485 was reimbursed to the general partner for direct expenses incurred.

               When properties are sold, under certain circumstances an affiliate of the general partner may be paid real estate commissions in amounts customarily charged by others rendering similar services with such commissions plus commissions paid to nonaffiliated brokers not to exceed 10% of the gross sales price. No real estate commissions were paid to any affiliate of the general partner during the six months ended June 30, 1998.

               The general partner is obligated to loan up to $100,000 to the Partnership during its term to meet working capital requirements. No such loans were made to the Partnership during the six months ended June 30, 1998.

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               --------------------------------------------------
               CONDITION AND RESULTS OF OPERATIONS:
               ------------------------------------

                    During the periods ended June 30, 1998, the Partnership
               continued to manage the portfolio properties with the objective of selling the properties at fair market prices. As of June 30, 1998, one entire property and two separate parts of another property were under contract for sale. Refer to Note 2. Investment in Land for details.
               ------------------

                    The area of Lake County, Florida in which the Partnership's
               111.64-acre parcel is located has experienced heightened activity in recent months, with significant new residential and commercial development beginning in the immediate area. The key to selling this site appears to be the availability of utilities to support commercial development. The Partnership completed design of the extension of sewer and water utilities to the site, a lift station, and a spine road into the development, and has filed for the necessary building permits. The general partner is working with the area utility company and neighboring landowners to insure that every property's needs are met and that the costs of these improvements are shared equitably. The Partnership's pro rata share of the costs of utility extensions and other improvements will be paid from a line of credit arranged by the general partner. Borrowings under the line of credit will be repaid from future land sales.

               Results of Operations
               ---------------------

               Total revenues for the six months ended June 30, 1998 were $5,151, compared with total revenues of $6,384 for the six months ended June 30, 1997. Income is generated from short-term cash investments, and income can be expected to fluctuate, depending on the level of cash reserves in the Partnership and prevailing interest rates. There were no sales of land during the first six months of 1998. Operating expenses for the six months ended June 30, 1998 were $18,757, a slight decrease from $19,262 for the six months ended June 30, 1997. Operating expenses represent the normal costs of operating the Partnership and managing the Partnership properties. The Partnership had a net loss of $13,606 for the six months ended June 30, 1998. This compares to a net loss of $12,878 for the six months ended June 30, 1997.

               Liquidity and Capital Resources at June 30, 1998
               ------------------------------------------------

               Total assets decreased slightly from $2,692,772 at December 31, 1997 to $2,673,346 at June 30, 1998. This reflects the net results of operations for the period. Assets can be expected to decline in the future as properties are sold and distributions are made to limited partners.

               Liquidity remained at a satisfactory level. Cash and equivalents decreased from $168,989 at 1997 year-end to $125,945 at June 30, 1998.

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

                                    PART II


Item 1.  LEGAL PROCEEDINGS
         -----------------

              As of June 30, 1998, there were no legal proceedings in process, nor to the knowledge of the general partner, threatened against the Partnership


Item 6.  EXHIBITS AND REPORTS ON FORM 8-K:
         ---------------------------------

         (A)  Exhibits:

              Second Quarter 1998 Report to Limited Partners

         (B)  Reports on Form 8-K:

              There were no reports of Form 8-K for the period ended June 30,
              1998

                           CONDEV LAND FUND II, LTD.
                                  SIGNATURES



          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned.


                                          CONDEV LAND FUND II, LTD.
                                          BY: Condev Associates, General Partner




July 23, 1998                        /s/ Robert N. Gardner
---------------------                ----------------------------------
      DATE                           Robert N. Gardner, Partner



July 23, 1998                        /s/ Joseph J. Gardner
---------------------                ----------------------------------
      DATE                           Joseph J. Gardner, Partner

                                                                   July 14, 1998


Condev Land Fund II, Ltd.
Second Quarter 1998


Dear Limited Partner:

The financial statement, on the reverse side hereof, shows a net loss for the six months ended June 30, 1998 of $13,606. This represents normal income less costs of operating the partnership and managing the portfolio properties. There were no sales of property during the quarter. As of June 30, 1998, the net asset value per unit of limited partner interest was $89.81. The following is a brief description of the status of each of the partnership's two remaining properties:

Alafaya Trail/McCulloch Road.  On May 8, 1998, the Partnership entered into a
----------------------------
contract for sale of the remainder of this entire parcel with a successful area developer who has prospective tenants for the site. The contract provides for an inspection period of three months, with closing 10 days thereafter. We are currently working on engineering and design issues which affect the buyer's ability to use the site.

Glenbrook P.U.D.  In January 1998, the Partnership entered into a contract for
----------------
sale of the 20-acre multi-family in this planned development. The buyer intends to erect 358 apartments on the site. The contract has passed the inspection period, and the project is now in the permitting stage. Closing of this transaction is expected in the fall. The Partnership has also signed a contract for sale of the 71-acre single family site. The buyer is conducting its inspection of the property at this time. Closing of the sale should take place before the end of the year. Only the commercially zoned acreage is not under contract, and we are working with a number of prospects for this parcel. The Partnership has applied for the necessary permits to extend sewer and water utilities to this site, with completion anticipated in the fall. We continue to work with the area utility company and neighboring landowners to insure that every property's needs are met and that the costs of these improvements are shared equitably.

The markets in which the Partnership's properties are located are very active at this time, and we hope to be able to sell the remaining parcels and close out the Partnership before the end of 1999.

Sincerely yours,


CONDEV ASSOCIATES