Form 10-Q
period 1998-09-30
CONDEV LAND FUND II LTD
filed 1998-10-22
CIK 828744

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                  FORM 10-Q

               Quarterly Report Pursuant to Section 13 or 15(d)
                    of the Securities Exchange Act of 1934

               For the quarterly period ended September 30, 1998
                       Commission File Number 33-19736-A

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

Registrant's telephone number, including area code: (407) 679-1748



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report), and (2) has been subject to such filing
requirements for the past 90 days.  YES  X     NO
                                       -----     -----

                           CONDEV LAND FUND II, LTD.

                                     INDEX

                                                           PAGE
                                                          NUMBER
PART I.  FINANCIAL INFORMATION:

         Statement of Assets, Liabilities and
         Partner's Capital - September 30, 1998
         and December 31, 1997                                1

         Statement of Income & Expense -
         Three Months Ended September 30, 1998
         and September 30, 1997                               2

         Statement of Income & Expense -
         Nine Months Ended September 30, 1998
         and September 30, 1997                               3

         Statement of Cash Flows -
         Nine months ended September 30, 1998
         and September 30, 1997                               4

         Notes to Financial Statements                        5 - 6

         Management's Discussion and Analysis
         of Financial Condition and Results of Operations     6 - 7

PART II. OTHER INFORMATION:

         Item 1.        Legal Proceedings                     8

         Item 6         Exhibits and Reports on Form 8-K      8

Signatures                                                    9

Third Quarter 1998 report to Limited Partners                 10

                        PART I.  FINANCIAL INFORMATION



                           CONDEV LAND FUND II, LTD.
            STATEMENT OF ASSETS, LIABILITIES AND PARTNERS' CAPITAL
                   SEPTEMBER 30, 1998 AND DECEMBER 31, 1997


                                     ASSETS
                                     ------

                               September 30, 1998   December 31, 1997
                               ------------------   -----------------
                                    (Unaudited)               *

Cash & Cash Equivalents                $  106,877          $  168,989
Investment in Land (Note 2)             2,560,521           2,515,801
Organization Costs                          7,982               7,982
                                       ----------          ----------

Total Assets                           $2,675,380          $2,692,772
                                       ==========          ==========

                         LIABILITIES AND PARTNER'S CAPITAL
                         ---------------------------------

Mortgage Note Payable                  $    9,333          $        -
Accounts Payable                                -               5,820
                                       ----------          ----------

Total Liabilities                      $    9,333          $    5,820

Partners' Capital -
  General Partner                     (     2,858)        (     2,649)
  Limited Partner                       2,668,905           2,689,601
                                       ----------          ----------

  Total Partners' Capital               2,666,047           2,686,952
                                       ----------          ----------

Total Liabilities and
        Partners' Capital              $2,675,380          $2,692,772
                                       ==========          ==========

* Condensed from audited financial statements.



The accompanying notes are an integral part of these financial statements

                           CONDEV LAND FUND II, LTD.
                        STATEMENT OF INCOME AND EXPENSE
         THREE MONTHS ENDED SEPTEMBER 30, 1998 AND SEPTEMBER 30, 1997

                                 (UNAUDITED)


                             September 30, 1998   September 30, 1997
                             -------------------  ------------------
INCOME
------

Net Gain on Sale of Land         $       -            $   517,218
Interest and Other Income            1,032                  5,053
                                 ---------            -----------

Total Income                     $   1,032            $   522,271
                                 ---------            -----------


OPERATING EXPENSES
------------------

Professional Services            $       -            $     7,470

Office Expense                       1,201                  1,530

Management Fees                      3,021                  3,021

Other                                4,109                  3,303
                                 ---------            -----------

Total Operating Expenses         $   8,331            $    15,324
                                 ---------            -----------

Net Income (Loss)               ($   7,299)           $   506,947
                                 =========            ===========



The accompanying notes are an integral part of these financial statements

                           CONDEV LAND FUND II, LTD.
                        STATEMENT OF INCOME AND EXPENSE
         NINE MONTHS ENDED SEPTEMBER 30, 1998 AND SEPTEMBER 30, 1997
                                  (UNAUDITED)



                                  September 30, 1998   September 30, 1997
                                  -------------------  ------------------
INCOME
------

Net Gain on Sale of Land             $        -            $517,217
Interest and Other Income                 6,183              11,437
                                     ----------            --------

Total Income                         $    6,183            $528,654
                                     ----------            --------


OPERATING EXPENSES
------------------

Professional Services                $    9,493            $ 16,670

Office Expense                            3,883               4,902

Management Fees                           9,063               9,063

Other                                     4,649               3,950
                                     ----------            --------

Total Operating Expenses             $   27,088            $ 34,585
                                     ----------            --------

Net Income (Loss)                   ($   20,905)           $494,069
                                     ==========            ========



The accompanying notes are an integral part of these financial statements

                           CONDEV LAND FUND II, LTD.
                            STATEMENT OF CASH FLOWS
          NINE MONTHS ENDED SEPTEMBER 30, 1998 AND SEPTEMBER 30, 1997



                                             Sept. 30, 1998   Sept. 30, 1997
                                             --------------   --------------

Cash Flows from Operating Activities:

      Net Income                               ($  20,905)      $  464,069
      Adjustments to reconcile net income
      (loss) to net cash provided by (used
      in) operating activities:
           Gain on land sale                   (        -)     (   517,217)
           Cash provided by changes in:
              Accounts Receivable                       -              105
              Accounts payable                 (    5,820)     (     4,419)
                                                ---------       ----------

Net cash from Operating Activities             (   26,725)     (    27,462)
                                                ---------       ----------

Cash flows from Investing Activities:
      Land development costs                   (   44,720)     (    32,498)
      Proceeds of Land sale, net                        -        1,008,463
                                                ---------       ----------

Net cash from Investing Activities             (   44,720)     (   975,965)
                                                ---------       ----------

Cash flows from Financing Activities:
      Distributions to Partners                     9,333      (   978,110)
                                                ---------       ----------

Net cash provided by Financing Activities           9,333      (   978,110)
                                                ---------       ----------

Net increase (decrease) in cash                (   62,112)     (    29,607)
                                                                ----------

Cash and cash equivalents, beginning of year      168,989          169,876
                                                ---------       ----------

Cash and cash equivalents, end of period        $ 106,877       $  140,269
                                                =========       ==========


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

Note 2         INVESTMENT IN LAND:
               ------------------

               At September 30, 1998 land consisted of the following:

                    8.659 acre parcel (zoned commercial) in
                       southeast Seminole County, Florida    $  825,734(a)
                    111.64 acre parcel (zoned PUD)
                       in Lake County, Florida                1,733,920(b)
                                                              ---------
                                                             $2,559,654
                                                             ==========

                    (a) On May 8, 1998, the Partnership entered into a contract for sale of this parcel with a successful area developer who has prospective tenants for the site. The contract provided for an inspection period of three months, with closing 10 days thereafter. The contract was amended to extend the inspection period to December 6, 1998 to allow both the buyer and the seller time to work out design and engineering issues which affected the buyer's ability to use the site. The contract has been further amended to extend the closing date to June, 1999, with appropriate amendments to the terms and conditions of the contract.

                    (b) In January 1998, the Partnership entered into a contract for sale of the 20-acre multi-family site in this planned development. The buyer intends to erect 358 apartments on the site. The contract has passed the inspection period, and the project is now in the permitting stage. Closing of this transaction is expected in December. The Partnership has also signed a contract for sale of the 71-acre single family site. The buyer is conducting its inspection of the property at this time. Closing of the sale is currently scheduled to take place before the end of the year. Both transactions are subject to the extension of water and sewer utilities to the site as well as certain other off-site improvements for which the buyers are obligated to pay their pro rata share. Finally, the Partnership has received an offer to purchase the remaining 20-acre parcel zoned commercial at this location. The General Partner is negotiating a final contract for sale and purchase of the land.

Note 3         DISTRIBUTIONS TO PARTNERS:
               -------------------------

               Pursuant to the partnership agreement, cash flow generated each year by the Partnership is to be distributed 99% to the limited partners and 1% to the general partner. There were no cash flow distributions during the first nine months of 1998.

               Pursuant to the partnership agreement, proceeds realized from the sale of properties, after the establishment of reserves for future operating costs, are to be distributed at least annually. There were no such distributions to limited partners during the first three quarters of 1998.


Note 4         RELATED PARTY TRANSACTIONS:
               ---------------------------

               The Partnership Agreement provides for the reimbursement to the general partner for direct administrative expenses incurred in the operation of the partnership. For the nine months ended September 30, 1998, $3,291 was reimbursed to the general partner for direct expenses incurred.

               When properties are sold, under certain circumstances an affiliate of the general partner may be paid real estate commissions in amounts customarily charged by others rendering similar services with such commissions plus commissions paid to nonaffiliated brokers not to exceed 10% of the gross sales price. No real estate commissions were paid to any affiliate of the general partner during the nine months ended September 30, 1998.

               The general partner is obligated to loan up to $100,000 to the Partnership during its term to meet working capital requirements. No such loans were made to the Partnership during the nine months ended September 30, 1998.

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               --------------------------------------------------
               CONDITION AND RESULTS OF OPERATIONS:
               ------------------------------------

                    During the periods ended September 30, 1998, the Partnership continued to manage the portfolio properties with the objective of selling the properties at fair market prices. As of September 30, 1998, one entire property and two separate parts of another property were under contract for sale. Refer to Note 2. Investment in Land for details.
               ------------------

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

               Offer to Purchase Units. In September, LP Investors, LLC, an
               -----------------------
               investment company based in Atlanta, Georgia, exercised their rights as a limited partner and requested a list of all beneficial owners and the number of units owned by each. As required by the Partnership Agreement, this information was provided. LP Investors paid a fee of $100 to the Partnership in reimbursement of the Partnership's costs associated with providing the list. LP Investors subsequently wrote to each beneficial owner offering to purchase their units for $62.50 per unit, less the $25 transfer fee charged by the Partnership. As of September 30, 1998, there have been no transfers as a result of this offer. Neither the Partnership, the General Partner, nor any of its officers, employees or affiliates is in any way connected with this offer.

               Results of Operations
               ---------------------

               Total revenues for the nine months ended September 30, 1998 were $6,183, compared with total revenues of $528,654 for the nine months ended September 30, 1997. The 1997 figure includes a gain on the sale of land in the amount of $517,217. Income is generated from short-term cash investments, and income can be expected to fluctuate, depending on the level of cash reserves in the Partnership and prevailing interest rates. There were no sales of land during the first nine months of 1998. Operating expenses for the nine months ended September 30, 1998 were $27,088, a decrease from $34,585 for the nine months ended September 30, 1997. The primary reason for the decrease was a $7,177 drop in the cost of professional services from $16,670 for the first nine months of 1997 to $9,493 for the same period in 1998. The Partnership had a net loss of $20,905 for the nine months ended September 30, 1998. This compares to a net profit of $494,069 for the nine months ended September 30, 1997.

               Liquidity and Capital Resources at September 30, 1998
               -----------------------------------------------------

               Total assets increased slightly from $2,692,772 at December 31, 1997 to $2,675,380 at September 30, 1998. This reflects the costs of improvements to the land on US Highway 27 financed by bank debt and the results of operations for the period. Assets can be expected to decline in the future as properties are sold and distributions are made to limited partners.

               Liquidity remained at a satisfactory level. Cash and equivalents decreased from $168,989 at 1997 year-end to $106,877 at September 30, 1998.

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


                                     PART II


Item 1.  LEGAL PROCEEDINGS
         -----------------

            As of September 30, 1998, there were no legal proceedings in process, nor to the knowledge of the general partner, threatened against the Partnership.

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K:
         ---------------------------------

         (A)  Exhibits:

              Third Quarter 1998 Report to Limited Partners

         (B)  Reports on Form 8-K:

              There were no reports of Form 8-K for the period ended September 30, 1998

                           CONDEV LAND FUND II, LTD.
                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned.


                           CONDEV LAND FUND II, LTD.
                           BY: Condev Associates, General Partner




October 22, 1998               /s/ Robert N. Gardner
----------------------         ----------------------------------
    DATE                       Robert N. Gardner, Partner



October 22, 1998               /s/ Joseph J. Gardner
----------------------         ----------------------------------
    DATE                       Joseph J. Gardner, Partner

                                                                October 15, 1998
Condev Land Fund II, Ltd.
Third Quarter 1998

Dear Limited Partner:

The financial statement, on the reverse side hereof, shows a net loss for the nine months ended September 30, 1998 of $20,905. This represents normal income less costs of operating the partnership and managing the portfolio properties. There were no sales of property during the quarter. As of September 30, 1998, the net asset value per unit of limited partner interest was $89.57. The following is a brief description of the status of each of the partnership's remaining properties:

Alafaya Trail/McCulloch Road. On May 8, 1998, the Partnership entered into a
----------------------------
contract for sale of the remainder of this entire parcel with a successful area developer. The contract holder has requested additional time to close on the transaction now that a letter of intent has been received from a prospective tenant for the project. The extension is requested to provide time to obtain the necessary development permits for the site. The Partnership has extended the Closing date on the contract to June, 1999, with appropriate amendments to the terms and conditions of the contract, in the belief that the current contract holder represents the best opportunity for the Partnership to sell this property in the shortest possible time.

Glenbrook P.U.D..  In January 1998, the Partnership entered into a contract for
----------------
sale of the 20-acre multi-family in this planned development. The buyer intends to erect 358 apartments on the site. The contract has passed the inspection period, and the project is in the final permitting stage. Closing of this transaction is expected before the end of 1998. The Partnership has also signed a contract for sale of the 71-acre single family site. The buyer is conducting its inspection of the property at this time, and has until October 30 to make a commitment to purchase the site. Closing of the sale should take place before the end of the year. Only the commercially zoned acreage is not under contract, and we are working with a number of prospects for this parcel. Work continues on extending sewer and water utilities to this site, with completion expected before the end of the year.

Many of the Limited Partners have called with questions regarding the recent tender offer for their units made by LP Investors, LLC. Please be advised that neither Condev nor any of its officers, employees or affiliates is in any way connected with this offer. The decision on whether or not to sell is entirely up to each limited partner. We will be pleased to answer any questions you may have regarding this offer or any other matters related to the Partnership.

Sincerely yours,
CONDEV ASSOCIATES