Form 10-K
period 1998-12-31
CONDEV LAND FUND II LTD
filed 1999-02-25
CIK 828744

                      SECURITIES AND EXCHANGE COMMISSION

                               Washington, D.C.

                                   Form 10-K

                 Annual Report Pursuant to Section 13 or 15(d)
                         of the Securities Act of 1934

For the Fiscal Year Ended                             Commission File Number
December 31, 1998                                          #33-19736-A

                           Condev Land Fund II, Ltd.
                           -------------------------
                         (Exact Name of Registrant as
                           specified in its charter)

      Florida                         #59-2862457
-------------------------------  ------------------------
(State or other jurisdiction     (IRS Employer ID #)
of incorporation or
organization)



2479 Aloma Avenue
Winter Park, Florida               32792
-------------------------------  ---------------
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

               Yes   X          No_______
                  -------

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment to this Form 10-K.        [X]

State the aggregate market value of the voting stock held by non-affiliates of the Registrant:
                                Not Applicable
                                --------------

                           CONDEV LAND FUND II, LTD.

                               Table of Contents

                                                                                         Page No.
                                                                                         --------
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

     Properties are marketed through a combination of direct advertising, including "For Sale" signs located on each property, contact with the local, national and international brokerage communities, and direct contact with potential purchasers. Extensive marketing materials and relevant development information is maintained and constantly updated for use by potential buyers.

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

Item 2.

     Properties:
     ----------

     Since its inception, the Partnership has purchased seven properties for investment in the Central Florida area. During 1994, one entire property and part of another property were sold. There were no sales of land during 1995. During 1996, three parcels were sold, and during 1997, one entire parcel was sold. There were no sales of land during 1998. As of December 31, 1998, the Partnership owned or had an investment in two remaining properties. At year end 1998, the Partnership had contracts for sale of both of these properties.

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

     Date of Purchase:                         August 31, 1988
     Purchase Price:                              $1,500,000
     Additional Capitalized Costs:                $  133,136
     Less: Sale of 2.81 acres to FDOT:            (  753,899)
                                                  ----------
                                                  $  879,237
     Less: Sale of .54 acres                      (   51,143)
                                                  ----------
                                                  $  828,094

     The remaining 8.659 acres at this location are under contract with a developer who intends to erect a grocery store on the site. The tenant has agreed to the site, and permitting is in process. This transaction is expected to close in May, 1999.

     Parcel 2:
     --------

     On February 6, 1989, the Partnership purchased, in joint venture with an affiliated partnership, Condev Land Growth Fund '86, Ltd., a 19+ acre tract
                                                                    -
     located immediately north of the University of Central Florida for $737,355.

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


     Date of Purchase:                     November 11, 1989
     Total Purchase Price:                   $1,574,761
     Additional Capitalized Costs:              168,919
                                             ----------
                                             $1,743,680

     In January, 1998, the Partnership entered into a Contract for Sale and Purchase of 20 acres of this parcel zoned for multi-family development. The buyer anticipates developing 358 apartment units on the site. Closing was originally scheduled to occur shortly before year-end 1998. However delays in obtaining the water, sewer and entrance road permits have delayed the anticipated closing until the spring of 1999.

     The 71 acre single family section of this property is currently under contract with an investor who plans to develop single family lots for sale to residential builders. Closing is currently scheduled for June 30, 1999.

     The 20 acre commercially zoned parcel at this location is under contract with a regional developer, with the inspection period ending on March 3, 1999. Closing on this contract will occur in September if the buyer elects to proceed.

     Parcel 7:
     --------

     Parcel 7 is a tract of land consisting of approximately 7 developable and 15.57+ total acres in the City of Maitland. The property was acquired in
          -
     June, 1990 for $375,000.

     On August 30, 1997, the Partnership concluded the sale of the majority of this parcel to Highwoods, Florida Holdings, L.P. The sale price was $715,000. In addition the Partnership sold a small piece of this property to a non-affiliated owner of a property abutting this property for $30,000, making the total gross proceeds of the combined sale $745,000. After expenses of the two sales, the net proceeds realized by the Partnership were $696,342.57.

Item 3.

     Legal Proceedings:
     -----------------

     As of December 31, 1998, the Partnership was not subject to any pending legal proceedings.

Item 4.

     Submission of Matters to a Vote of Security Holders:
     ---------------------------------------------------

     No matter was submitted to Unit Holders for a vote during the fourth quarter of the year ended December 31, 1998.

                                    PART II

Item 5.

     Markets for Registrant's Common Equity and Related Security Holder Matters:
     --------------------------------------------------------------------------

     (a) There has not been a public secondary market and it is not anticipated that a public secondary market for the Units will develop. In September, LP Investors, LLC, an investment company based in Atlanta, Georgia, exercised their rights as a limited partner and requested a list of all beneficial owners and the number of units owned by each. As required by the Partnership Agreement, this information was provided. LP Investors paid a fee of $100 to the Partnership in reimbursement of the Partnership's costs associated with providing the list. LP Investors subsequently wrote to each beneficial owner offering to purchase their units for $62.50 per unit, less the $25 transfer fee charged by the Partnership. Neither the Partnership, the General Partner, nor any of its officers, employees or affiliates is in any way connected with this offer.

     (b) As of December 31, 1998, there were approximately 840 holders of record of the Units of the Partnership.

     (c) There are no regularly scheduled distributions to limited partners. Distributions are made subsequent to sale of Partnership properties after provision has been made for adequate reserves to cover anticipated future expenses of the Partnership. Unit holders received cash distributions totaling $-0-, $978,110, and $2,965,000 during the years ended December 31, 1998, 1997, and 1996.

Item 6.

     Selected Financial Data:
     -----------------------

                                 Year Ended December 31,
                                 -----------------------

                                  1998           1997           1996             1995            1994
                                  ----           ----           ----             ----            ----
     Revenue                 $    6,750      $  589,654      $  913,179      $   19,549      $  516,468
     Net Income (Loss)          (54,066)        517,779         842,315         (62,680)        422,902
     Total Assets             2,681,594       2,692,772       3,151,702       5,271,404       5,335,562
     Partnership
        Capital               2,632,886       2,686,952       3,147,283       5,269,968       5,332,648

     The above selected financial data should be read in conjunction with the financial statements and related notes appearing elsewhere in this annual report.

Item 7.

     Management's Discussion and Analysis of Financial Condition and Results of
     --------------------------------------------------------------------------
     Operations:
     ----------

     Year 2000
     ---------

     The Partnership is heavily dependent upon a computer system to accurately maintain limited partner records, including name and address information, number of units owned, and distribution historical records. The Partnership is utilizing a system which was specially designed for the Partnership in 1990, and it is possible that the system will be affected by the date change which will occur at the end of 1999. The Partnership has engaged a computer consultant to evaluate the potential problems, and make system changes if necessary so the operation of the Partnership will not be affected by the date change. Testing on the system is expected to be completed by March, 1999. It is anticipated that the cost of evaluating the current system and bringing it up to date to be year 2000 compliant will be less than $1,000. The Partnership's computer records are backed up on a weekly basis, so all of the stored information is available from a secondary source. Even if the system were to be completely shut down by the date change at the end of 1999, the data necessary to continue operation of the Partnership is available and could readily be adapted to a new system which is year 2000 compliant, so no significant interruption in the operations of the Partnership is anticipated.


     January 1, 1998 through December 31, 1998:
     -----------------------------------------

     For the year ended December 31, 1998, total revenues were $6,750. This compares to total revenues of $589,654 for the year ended December 31, 1997. In 1997, gains on the sale of land totaled $536,132. There were no sales of land during 1998. Other income in 1998 included interest on cash and cash equivalents in the amount of $4,675, down from $10,022 in 1997, reflecting an overall lower level of cash balances during 1998. In 1997 the Partnership recognized income from forfeited deposits from potential buyers of land amounting to $40,000.

     Expenses of the Partnership decreased from $71,875 for the year ended December 31, 1997 to $60,816 for the year ended December 31, 1998. The primary reason for the decrease was a decline in professional fees which decreased from $32,738 in 1997 to $12,964 in 1998. Professional fees will vary from year to year, depending on the engineering, architectural or environmental requirements of each property. Other expenses remained relatively constant from 1997 to 1998.

     Total assets of the Partnership declined slightly from $2,692,772 at December 31, 1997 to $2,681,594 at December 31, 1998. Total assets can be expected to decline as properties are sold and the proceeds are distributed to limited partners. Liquidity remained at an adequate level to meet anticipated costs of managing the partnership. Cash and cash equivalents were $168,989 at December 31, 1997, and decreased to $94,530 by year-end 1998. The General Partner may elect to augment liquid reserves to meet future costs from the proceeds of anticipated land sales during 1999.

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

     Financial projections - 1999
     ----------------------------

     For 1999, the General Partner estimates that approximately $10,000 will be required to pay real estate taxes on the remaining properties held by the Partnership. In addition, the General Partner estimates that property associated holding costs will total approximately $20,000 during 1999 and the costs of administration, legal and accounting will require approximately $20,000. These three categories of expense, totaling $50,000, will be paid from Partnership reserves which were $94,530 at 1998 year-end. Interest and other income is projected at $5,000 for 1999. Should the Partnership not successfully conclude a property sale in 1999, reserves would fall to approximately $49,530 by year end 1999. At the level of costs associated with the Partnership's business as set out above the Partnership has reserves at year end 1998 to fund approximately one year and nine months of costs. In the event the Partnership is unable to generate adequate reserves through the sale of properties, the General Partner is obligated to lend to the Partnership up to an aggregate amount of $100,000 to fund operating expenses. See Item 13, Certain Relationships and Related Transactions.

     The General Partner estimates that three sales will occur in 1999, in spite of the fact that there are contracts in place for four sales. History dictates a conservative view when predicting the likelihood of sales. These three sales should result in cash to the Partnership in the approximate amount of $3,000,000. If concluded as estimated, the sale proceeds would result in a distribution to the limited partners in the approximate amount of $2,900,000, as the General Partner feels the majority of sale proceeds could be distributed. If the sale and distribution are concluded as estimated above, Partnership assets and Partners' Capital would fall to approximately $500,000 by December 31, 1999.

     In addition to the projected sales above, the General Partner reasonably expects to conclude the sale of the remaining Partnership property in 2000. After the final sale of the Partnership properties and repayment of any outstanding debts, the General Partner will complete a final accounting of the affairs of the Partnership and all remaining proceeds will be distributed to partners in accordance with the Partnership Agreement.

     January 1, 1997 through December 31, 1997:
     ------------------------------------------

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


     January 1, 1996 through December 31, 1996:
     -----------------------------------------

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

                         INDEPENDENT AUDITORS' REPORT
                         ----------------------------



The Partners
Condev Land Fund II, Ltd.
Winter Park, Florida


    We have audited the accompanying balance sheets of Condev Land Fund II, Ltd. (a Florida Limited Partnership) as of December 31, 1998 and 1997, and the related statements of operations, partners' capital, and cash flows for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of the General Partner. Our responsibility is to express an opinion on these financial statements based on our audits.

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

    In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Condev Land Fund II, Ltd. as of December 31, 1998 and 1997, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles.



                                    OSBURN, HENNING AND COMPANY


Orlando, Florida
January 15, 1999

                           CONDEV LAND FUND II, LTD.
                        (A Florida Limited Partnership)

                                BALANCE SHEETS
                          December 31, 1998 and 1997


                                                 1998        1997
                                              ----------  ----------
     ASSETS
Cash and cash equivalents                     $   94,530  $  168,989
Accounts receivable                                3,347           -
Prepaid expense                                      867           -
Land, at cost (Note 2)                         2,571,774   2,515,801
Loan costs, less accumulated amortization
  of $5,940 and $-0- in 1998 and 1997,
    respectively                                   3,094           -
Organization costs, less accumulated
  amortization of $10,390 in 1998 and 1997         7,982       7,982
                                              ----------  ----------

                                              $2,681,594  $2,692,772
                                              ==========  ==========

     LIABILITIES AND PARTNERS' CAPITAL

Liabilities
 Accounts payable                             $   14,874  $    5,820
 Mortgage note payable (Note 3)                   33,834           -
                                              ----------  ----------
                                                  48,708       5,820
Partners' capital (deficit):
 General partner                                  (3,190)     (2,649)
 Limited partners                              2,636,076   2,689,601
                                              ----------  ----------

  Total partners' capital                      2,632,886   2,686,952
                                              ----------  ----------

                                              $2,681,594  $2,692,772
                                              ==========  ==========


  The Notes to Financial Statements are an integral part of these statements.

                           CONDEV LAND FUND II, LTD.
                        (A Florida Limited Partnership)

                           STATEMENTS OF OPERATIONS
                 Years Ended December 31, 1998, 1997 and 1996


                                           1998       1997       1996
                                        ---------   --------   --------
Revenue:
  Gain on land sale                     $      -    $536,132   $737,235
  Equity in income of joint venture            -           -    146,799
  Interest income                          4,675      10,022      9,379
  Forfeited deposits                           -           -     13,000
  Other income                             2,075      43,500      6,766
                                        --------    --------   --------
                                           6,750     589,654    913,179
                                        --------    --------   --------

Expenses:
  Taxes and permits                       14,065      10,159     29,400
  Office expenses                         18,547      18,746     18,819
  Professional fees                       12,964      32,738     11,197
  Amortization                             5,940       1,326      5,904
  Interest expense                           724           -          -
  Other expenses                           8,576       8,906      5,544
                                        --------    --------   --------
                                          60,816      71,875     70,864
                                        --------    --------   --------

          Net income (loss)             $(54,066)   $517,779   $842,315
                                        ========    ========   ========


  The Notes to Financial Statements are an integral part of these statements.

                           CONDEV LAND FUND II, LTD.
                        (A Florida Limited Partnership)

                        STATEMENTS OF PARTNERS' CAPITAL
                 Years Ended December 31, 1998, 1997 and 1996


                                General     Limited
                                Partner     Partners       Total
                               ---------  ------------  ------------
Balances, December 31, 1995       3,342     5,266,626     5,269,968

  Distributions                       -    (2,965,000)   (2,965,000)

  Net income (loss)              (5,807)      848,122       842,315
                                -------   -----------   -----------

Balances, December 31, 1996      (2,465)    3,149,748     3,147,283

  Distributions                       -      (978,110)     (978,110)

  Net income (loss)                (184)      517,963       517,779
                                -------   -----------   -----------

Balances, December 31, 1997     $(2,649)  $ 2,689,601   $ 2,686,952

  Net income (loss)                (541)      (53,525)      (54,066)
                                -------   -----------   -----------

Balances, December 31, 1998     $(3,190)  $ 2,636,076   $ 2,632,886
                                =======   ===========   ===========

The Notes to Financial Statements are an integral part of these statements.

                           CONDEV LAND FUND II, LTD.
                        (A Florida Limited Partnership)

                           STATEMENTS OF CASH FLOWS
                 Years Ended December 31, 1997, 1996 and 1995


                                             1998        1997          1996
                                          ----------  -----------  ------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                       $ (54,066)  $  517,779   $   842,315
  Adjustments to reconcile net income
    (loss) to net cash used in
    operating activities:
      Gain on land sale                           -     (536,132)     (737,235)
      Equity in (income) loss of joint
        venture                                   -            -      (146,799)
      Amortization                            5,940        1,326         5,904
      (Increase) decrease in accounts
        receivable                           (3,347)         105          (105)
      (Increase) decrease in prepaid
        expense                                (867)           -             -
      Increase (decrease) in
        accounts payable                      9,054        1,401         2,983
                                          ---------   ----------   -----------
          Net cash used in operating
            activities                      (43,286)     (15,521)      (32,937)
                                          ---------   ----------   -----------

CASH FLOWS FROM INVESTING ACTIVITIES
  Capitalized land related costs            (55,973)     (15,719)       (7,406)
  Proceeds from land sale, net of
    closing costs                                 -    1,008,463     2,444,875
  Distribution from joint venture                 -            -       549,200
  Investment in joint venture                     -            -        (3,139)
                                          ---------   ----------   -----------
          Net cash provided by
            (used in) investing
              activities                   ( 55,973)     992,744     2,983,530
                                                      ----------   -----------

CASH FLOWS FROM FINANCING ACTIVITIES
  Distributions to partners                       -     (978,110)   (2,965,000)
  Advances on mortgage note payable          24,800            -             -
                                          ---------   ----------   -----------
          Net cash provided by
            (used in) financing
              activities                     24,800     (978,110)   (2,965,000)
                                          ---------   ----------   -----------
Net (decrease) in cash                      (74,459)        (887)      (14,407)

CASH AND CASH EQUIVALENTS, BEGINNING        168,969      169,876       184,283
                                          ---------   ----------   -----------

CASH AND CASH EQUIVALENTS, ENDING         $  94,530   $  168,969   $   169,876
                                          =========   ==========   ===========
SUPPLEMENTAL SCHEDULE OF NON-CASH
 FINANCING ACTIVITIES
  Loan costs added to note payable
    financing                             $    9,034  $       -    $         -
                                          ==========  =========    ===========

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

        Organization Costs
        ------------------

          The Partnership has capitalized all organization costs. Upon sale of land, each parcel is allocated a portion of these costs based on the ratio of total acquisition cost to the net proceeds of the offering available to purchase properties for investment. No amortization of organization costs was recorded during the year ended December 31, 1998, as no sales occurred. In connection with the sales of land during the years ended December 31, 1997 and 1996, amortization of organization costs amounted to $1,326 and $5,904 which is reflected in the accompanying statements of operations.

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

CONTINUED ON NEXT PAGE

                           CONDEV LAND FUND II, LTD.
                        (A Florida Limited Partnership)

                         NOTES TO FINANCIAL STATEMENTS


Note 1. Summary of Significant Accounting Policies - (Continued)

        Loan  Costs
        -----------

          Loan costs are amortized over the period of the mortgage note payable.

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

Note 2. Land

        At December 31, 1998 and 1997, land consisted of the following:

                                                     1998        1997
                                                  ----------  ----------
         8.659 acre parcel, in 1998 and 1997,
           (zoned commercial) in southeast
           Seminole County, Florida               $  828,094  $  825,734
         111.64 acre parcel in 1998 and 1997
           (zoned PUD) in Lake County, Florida     1,743,680   1,690,067
                                                  ----------  ----------

                                                  $2,571,774  $2,515,801
                                                  ==========  ==========

        The Partnership has contracts for all remaining parcels of land totaling $5,545,726, which are scheduled to close in 1999.

        Subsequent to year end, the Partnership committed to bring sewer and water to one of the parcels of land at a cost of $542,000.

CONTINUED ON NEXT PAGE

                           CONDEV LAND FUND II, LTD.
                        (A Florida Limited Partnership)

                         NOTES TO FINANCIAL STATEMENTS


Note 3.   Mortgage Note Payable

          The Partnership established a $500,000 line of credit with Citrus Bank during the year ended December 31, 1998. This line of credit, which is secured by the land and its improvements in Lake County, Florida, is due on demand, and interest on borrowings is charged at a variable rate of prime plus .5%, and is payable monthly. At December 31, 1998, the Partnership had a balance of $33,834 on this line of credit.

          The interest expensed on the line of credit for the year ended December 31, 1998 was $724.

Note 4.   Investment in Joint Venture

          The Partnership owned a 49.9% interest (which was acquired in 1989) in Condev/McCulloch Road Joint Venture (a Florida Joint Venture) (the Joint Venture) whose purpose was to acquire and hold a 19 acre parcel of land in Seminole County, Florida for investment purposes. Condev Land Growth Fund '86, Ltd., an affiliate of the Partnership's general partner, owned the remaining 50.1% interest. During the year ended December 31, 1996, the Joint Venture sold its parcel of land and recognized a gain of $300,900. The Joint Venture made a complete distribution to its venturers of $1,100,602, of which the Partnership received $549,200, thereby terminating the Joint Venture.

          The Partnership's investment in the Joint Venture as of December 31, and its equity in loss of the Joint Venture for the years then ended are as follows:

                                                       EQUITY IN
                  YEAR                INVESTMENT     (INCOME) LOSS
                  ----                ----------     -------------

                  1996                $        -       $(146,799)

          The Joint Venture had revenue of $300,900 during the year ended December 31, 1996 and net income for the year was $295,826.


Note 5.   Allocations and Distributions to Partners

          Operations (excluding land sales)
          --------------------------------

               Pursuant to the partnership agreement, cash flow and profits and losses from operations are allocated and distributed 99% to the limited partners and 1% to the general partner. No distributions attributable to cash flow were made during the years ended December 31, 1998, 1997 or 1996.

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

               3. To the limited partners, an amount equal to 10% per year non-
                    compounded return on such distributions minus previous distributions of cash flows.

               4. To the general partner and limited partners, 20% and 80%, respectively, of the net cash proceeds after the above distributions.

               For purposes of making the above described computations, the Partnership books will be deemed to close as of the month-end closest to the date of sale.

               The limited partners received distributions of $-0-, $978,110, and $2,965,000 attributable to net cash proceeds from the sales of land during the years ended December 31, 1998, 1997 and 1996, respectively.


Note 6.   Related Party Transactions

          The partnership agreement permits the general partner or its affiliates to receive an acquisition fee or a real estate commission from sellers in an amount not to exceed 5% of the gross purchase price of land purchased by the Partnership, so long as the total acquisition fee, including that paid to unaffiliated parties, does not exceed 10% of the gross purchase price. No acquisition fees were paid during the years ended December 31, 1998, 1997 or 1996, as no properties were purchased.

CONTINUED ON NEXT PAGE

                           CONDEV LAND FUND II, LTD.
                        (A Florida Limited Partnership)

                         NOTES TO FINANCIAL STATEMENTS



Note 6.   Related Party Transactions - (Continued)

          When properties are sold, an affiliate of the general partner may be paid real estate commissions in amounts customarily charged by others rendering similar services, with such commissions, plus commissions paid to nonaffiliates, not to exceed 10% of the gross sales price. No real estate commissions were paid during 1998 with respect to sales, as no sales occurred. In connection with the two land sales in 1997, commissions paid to nonaffiliates amounted to 10% and 5%, respectively. In connection with the two land sales during 1996, commissions paid to nonaffiliates amounted to 10% and 5.8%, respectively.

          The general partner is obligated to loan up to $100,000 to the Partnership during its term to meet working capital requirements. No such loans were made to the Partnership during the years ended December 31, 1998, 1997 or 1996.

          The general partner earned certain fees for administration and management services provided, pursuant to the partnership agreement. Such fees amounted to $12,084 for the years ended December 31, 1998 and 1997, respectively, and $11,676 for the year ended December 31, 1996.

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

       (b), (c), (d) and (e)

       Robert N. Gardner and Joseph J. Gardner are brothers. The background and experience of the partners of the General Partner are as follows:

       Robert N. Gardner, age 64 has been president, a director and shareholder
       -----------------
       of Condev Corporation and it's predecessors since 1961. A Florida licensed real estate broker and Class A Contractor, he serves on the boards of directors of NationsBank of Central Florida, N.A., and Schroeder-Manatee, Inc.

       Joseph J. Gardner, age 61 has been an officer, a director and shareholder
       -----------------
       of Condev Corporation and its predecessors since 1961. Prior to joining Condev Corporation, he was employed in the land department of Continental Oil Company. Mr. Gardner is a director of Protection One, Inc. and is a licensed real estate broker.

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

Item 12.

       Security Ownership of Certain Beneficial Owners and Management:
       --------------------------------------------------------------

       (a) The following is a list of persons who are known to the Registrant to be the beneficial owners of more than 5% of the total units outstanding as of December 31, 1998:

                                     NONE

       (b) The following is a list of units beneficially owned by all partners of the General Partner as of December 31, 1998:

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

Item 13.

        Certain Relationships and Related Transactions
        ----------------------------------------------

        (a) and (b)

        The Partnership Agreement provides for the reimbursement to the General Partner for direct administrative expenses incurred in the operation of the Partnership. Such fees amounted to $12,084 for the years ended December 31, 1998 and 1997, respectively, and $11,676 for the year ended December 31, 1996.

        The Partnership Agreement permits the general partner or an affiliate to receive an acquisition fee or a real estate commission from sellers in an amount not to exceed 5% of the gross purchase price of land purchased by the Partnership so long as the total acquisition fee, including that paid to unaffiliated parties, does not exceed 10% of the gross purchase price. No acquisition fees were paid to the General Partner during 1998, 1997, or 1996, as no properties were acquired during these years.

        When properties are sold, under certain circumstances, an affiliate of the General Partner may be paid real estate commissions in amounts customarily charged by others rendering the same services not to exceed 10% of the gross sales price. No real estate commissions were paid to the General Partner or any affiliate of the General Partner during the years ended December 31, 1998, 1997 or 1996.

        The General Partner is obligated to loan up to $100,000 to the Partnership during its term to meet working capital requirements. No such loans were made to the Partnership during the years ended December 31, 1998, 1997, or 1996.

        (c)  No management person is indebted to the Registrant.

        (d)  Not applicable.

                                    PART IV


Item 14.

     Exhibits, Financial Statement Schedules and Reports on Form 8-K:
     ---------------------------------------------------------------

     (a)(1) The following financial statements and supplementary data are included in Part II Item 8:
                                                                  Page

          Independent Auditor's Report                                8

          Financial Statements
            Balance Sheets - December 31, 1998 and 1997               9

            Statements of Operations - Years ended
             December 31, 1998, 1997 and 1996                        10

            Statements of Partners' Capital -
             Years ended December 31, 1998, 1997 and 1996            11

            Statements of Cash Flows -
             Years ended December 31, 1998, 1997 and 1996            12

            Notes to Financial Statements                         13-17

       (3) Exhibits included herein:
            13 - Annual Report to Limited Partners                   22

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


                              CONDEV ASSOCIATES, General Partner


Date: February 24, 1999      By: /s/ Robert N. Gardner
     --------------------       ----------------------------
                                Robert N. Gardner, Partner

Date: February 24, 1999      By: /s/ Joseph J. Gardner
     --------------------       ----------------------------
                                Joseph J. Gardner, Partner


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.


CONDEV ASSOCIATES, General Partner


 /s/ Robert N. Gardner                February 24, 1999
---------------------------------    --------------------------
Robert N. Gardner, Partner           Date


 /s/ Joseph J. Gardner                 February 24, 1999
---------------------------------    --------------------------
Joseph J. Gardner, Partner           Date

                                                                February 8, 1999
Condev Land Fund II, Ltd.
1998 Annual Report

Dear Limited Partner:

Enclosed is your Schedule K-1 (Form 1065) relating to the Fund's operations for the year ended December 31, 1998. If your investment is held by a custodian, the K-1 is for information purposes only. A copy of this form has been sent to your custodian.

The financial statement, on the reverse side hereof, shows a net loss for the year ended December 31, 1998 of $54,066. This represents normal income less costs of operating the partnership and managing the portfolio properties. There were no sales of property during the year. However, all of the property owned by the Partnership was under contract for sale as of year-end. At December 31, 1998, the net asset value per unit (book value) of limited partner interest was $88.46. The following is a brief description of the status of each of the partnership's remaining properties:

Alafaya Trail/McCulloch Road. This property is under contract with a developer
----------------------------
who intends to erect a grocery-anchored retail development on the site. A commitment has been received from the main tenant, and the buyer is in the process of obtaining the necessary development permits. Closing on this contract is scheduled for June, 1999.

Glenbrook P.U.D.. This property consists of three separate parcels: multi-
----------------
family, commercial, and single-family. The multi-family parcel is under contract with a developer of affordable apartments. Originally scheduled to close in December, this contract has been extended to allow the general partner time to complete the required sewer, water and other off-site improvements pursuant to the terms of the sales contract. The 71-acre single family site is under contract with a closing date of June 30, 1999 scheduled. On December 3, 1998, the Partnership entered into a contract for sale of the commercial parcel with an experienced developer of anchored shopping centers. Terms of the contract call for an inspection period until March 3, 1999, and closing 120 days thereafter.

We hope that the remaining parcels will be sold during 1999. If that is the case, there will be a final distribution to limited partners and the Partnership will be terminated. We appreciate the patience of the limited partners while we work to sell the remaining properties consistent with our objective of obtaining reasonable returns for the investors.


Sincerely yours,


CONDEV ASSOCIATES