Form 10-Q
period 1999-03-31
CONDEV LAND FUND II LTD
filed 1999-04-20
CIK 828744

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10 - Q

               Quarterly Report Pursuant to Section 13 or 15 (d)
                    of the Securities Exchange Act of 1934

                 For the quarterly period ended March 31, 1999
                       Commission File Number 33-19736-A

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



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report), and (2) has been subject to such filing
requirements for the past 90 days.  YES  X     NO_______
                                       ------

                           CONDEV LAND FUND II, LTD.

                                     INDEX

                                                                      PAGE
                                                                     NUMBER
PART I.   FINANCIAL INFORMATION:

          Statement of Assets, Liabilities and
          Partner's Capital - March 31, 1999
          and December 31, 1998                                         1

          Statement of Income & Expense -
          Three Months Ended March 31, 1999
          and March 31, 1998                                            2

          Statement of Cash Flows -
          Three months ended March 31, 1999
          and March 31, 1998                                            3

          Notes to Financial Statements                                 4 - 5

          Management's Discussion and Analysis
          of Financial Condition and Results of Operations              5 - 7

PART II.  OTHER INFORMATION:

          Item 1.    Legal Proceedings                                  7

          Item 6     Exhibits and Reports on Form 8-K                   7

Signatures                                                              8

First Quarter 1999 report to Limited Partners                           9

                        PART I.  FINANCIAL INFORMATION



                           CONDEV LAND FUND II, LTD.
            STATEMENT OF ASSETS, LIABILITIES AND PARTNERS' CAPITAL
                     MARCH 31, 1999 AND DECEMBER 31, 1998


                                     ASSETS
                                     ------


                           March 31, 1999   December 31, 1998
                           ---------------  -----------------
                             (Unaudited)            *
Cash & Cash Equivalents        $   79,934          $   94,530
Accounts Receivable                     -               3,347
Prepaid expense                       867                 867
Land, at cost (Note 2)          2,769,311           2,571,774
Loan costs                          3,094               3,094
Organization Costs                  7,982               7,982
                               ----------          ----------

Total Assets                   $2,861,188          $2,681,594
                               ==========          ==========

                LIABILITIES AND PARTNER'S CAPITAL
                ---------------------------------

Mortgage note payable          $  230,806          $   33,834
Accounts Payable                   18,697              14,874
                               ----------          ----------
                                  249,503              48,708

Partners' Capital -
  General Partner             (     3,402)        (     3,190)
  Limited Partner               2,615,087           2,636,076
                               ----------          ----------

  Total Partners' Capital       2,611,685           2,632,886
                               ----------          ----------

Total Liabilities and
        Partners' Capital      $2,861,188          $2,681,594
                               ==========          ==========

* Condensed from audited financial statements.



   The accompanying notes are an integral part of these financial statements

                           CONDEV LAND FUND II, LTD.
                        STATEMENT OF INCOME AND EXPENSE
             THREE MONTHS ENDED MARCH 31, 1999 AND MARCH 31, 1998
                                  (UNAUDITED)

                                       March 31, 1999   March 31, 1998
                                       ---------------  ---------------
          INCOME
          ------

          Interest and Other Income        $      407       $    1,932
                                           ----------       ----------

          Total Income                     $      407       $    1,932
                                           ----------       ----------


          OPERATING EXPENSES
          ------------------

          Professional Services            $    9,000       $    9,493

          Office Expense                          617              691

          Management Fees                       3,021            3,021

          Interest expense                      7,188                -

          Other                                 1,782              243
                                           ----------       ----------

          Total Operating Expenses         $   21,608       $   13,448
                                           ----------       ----------

          Net Income (Loss)               ($   21,201)     ($   11,516)
                                           ==========       ==========

   The accompanying notes are an integral part of these financial statements

                           CONDEV LAND FUND II, LTD.
                            STATEMENT OF CASH FLOWS
              THREE MONTHS ENDED MARCH 31, 1999 AND MARCH 31, 1998

                                                    March 31, 1999    March 31, 1998
                                                   ---------------    --------------
Cash Flows from Operating Activities:

      Net Income                                        ($  21,201)      ($   11,516)
      Adjustments to reconcile net income
      (loss) to net cash provided by (used
      in) operating activities:
           Gain on land sale                            (        -)      (         -)
           Cash provided by changes in:
              Accounts Receivable                            3,347                 -
              Accounts payable                               3,822       (     5,820)
                                                         ---------        ----------

Net cash from Operating Activities                      (   14,032)      (    17,336)
                                                         ---------        ----------
Cash flows from Investing Activities:
      Land development costs                            (  197,537)      (       450)
      Proceeds of Land sale, net                                 -                 -
                                                         ---------        ----------

Net cash from Investing Activities                      (  197,537)      (       450)
                                                         ---------        ----------
Cash flows from Financing Activities:
      Increase in notes payable                            196,973                 -
      Distributions to Partners                         (        -)      (         -)
                                                         ---------        ----------
Net cash provided by Financing Activities                  196,973       (         -)
                                                         ---------        ----------

Net increase (decrease) in cash                         (   14,596)      (    17,786)

Cash and cash equivalents, beginning of year                94,530           168,989
                                                         ---------        ----------

Cash and cash equivalents, end of period                 $  79,934        $  151,203
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

Note 2         INVESTMENT IN LAND:
               ------------------

               At March 31, 1999 land consisted of the following:

                    8.659 acre parcel (zoned commercial) in
                       southeast Seminole County, Florida    $  830,072(a)
                    111.64 acre parcel (zoned PUD)
                       in Lake County, Florida                1,939,239(b)
                                                             ----------
                                                             $2,769,311
                                                             ==========

                    (a) This property is under contract with a developer who
               intends to erect a grocery-anchored retail development on the site. A commitment has been received from the main tenant, and the buyer is in the process of obtaining the necessary development permits. Closing on this contract is scheduled for June, 1999.

                    (b) In January 1998, the Partnership entered into a contract for sale of the 20-acre multi-family parcel in this planned development. The buyer intends to erect 358 apartments on the site. The closing on this parcel has been extended to June 30, 1999 because of delays in obtaining the development permits necessary to extend sewer and water service to the property, which is a condition of the Contract. The 71-acre single family parcel is under contract with a developer, with a closing of June 30, 1999 scheduled. On December 3, 1998, the Partnership entered into a contract for sale of the commercial parcel with an experienced developer of anchored shopping centers. Terms of the contract called for an inspection period until March 3, 1999. The developer was unable to get a commitment from an anchor tenant, so the contract was terminated. The property was immediately put under contract with another developer who represented that it had a tenant for the property. The inspection period under the new contract is 120 days followed by closing in 90 days.

               As a condition of these contracts for sale and purchase, the Partnership has agreed to extend sewer and water service to the properties, to design and construct a spine road from U.S. Highway 27 into the development, and to construct a lift station to serve the property after development. The cost of these improvements is being financed under a secured line of credit established by the Partnership with a commercial bank. The cost of these improvements has been added to the purchase price of the contracts for sale, and borrowings under the line of credit will be repaid from sales proceeds.



Note 3         DISTRIBUTIONS TO PARTNERS:
               -------------------------

               Pursuant to the partnership agreement, cash flow generated each year by the Partnership is to be distributed 99% to the limited partners and 1% to the general partner. There were no cash flow distributions during the first three months of 1999.

               Pursuant to the partnership agreement, proceeds realized from the sale of properties, after the establishment of reserves for future operating costs, are to be distributed at least annually. There were no such distributions to limited partners during the first quarter of 1999.

Note 4         RELATED PARTY TRANSACTIONS:
               ---------------------------

               The Partnership Agreement provides for the reimbursement to the general partner for direct administrative expenses incurred in the operation of the partnership. For the three months ended March 31, 1999, $461 was reimbursed to the general partner for direct expenses incurred.

               When properties are sold, under certain circumstances an affiliate of the general partner may be paid real estate commissions in amounts customarily charged by others rendering similar services with such commissions plus commissions paid to nonaffiliated brokers not to exceed 10% of the gross sales price. No real estate commissions were paid to any affiliate of the general partner during the three months ended March 31, 1999.

               The general partner is obligated to loan up to $100,000 to the Partnership during its term to meet working capital requirements. No such loans were made to the Partnership during the three months ended March 31, 1999.

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               -------------------------------------------------
               CONDITION AND RESULTS OF OPERATIONS:
               ------------------------------------

               During the quarter ended March 31, 1999, the Partnership continued to manage the portfolio properties with the objective of selling the properties at fair market prices. As of March 31, 1999, all of the Partnerships properties were under contract for sale. If these contracts close during 1999, as expected, the Partnership will repay all of its financial obligations and a final distribution of Partnership cash resources will be made to limited partners, and the partnership will be dissolved.

               Year 2000
               ---------

               The Partnership is heavily dependent upon a computer system to accurately maintain limited partner records, including name and address information, number of units owned, and distribution historical records. The Partnership is utilizing a system which was specially designed for the Partnership in 1990, and it is possible that the system will be affected by the date change which will occur at the end of 1999. The Partnership has engaged a computer consultant to evaluate the potential problems, and make system changes if necessary so the operation of the Partnership will not be affected by the date change. Completion of necessary changes to the system is expected to be completed by June, 1999. It is anticipated that the cost of evaluating the current system and bringing it up to date to be year 2000 compliant will be less than $1,000. The Partnership's computer records are backed up on a weekly basis, so all of the stored information is available from a secondary source. Even if the system were to be completely shut down by the date change at the end of 1999, the data necessary to continue operation of the Partnership is available and could readily be adapted to a new system which is year 2000 compliant, so no significant interruption in the operations of the Partnership is anticipated.

               Results of Operations
               ---------------------

               Total revenues for the three months ended March 31, 1999 were $407, compared with total revenues of $1,932 for the three months ended March 31, 1998. Income is generated from short-term cash investments, and income can be expected to fluctuate, depending on the level of cash reserves in the Partnership and prevailing interest rates. Operating expenses for the three months ended March 31, 1999 were $21,608, an increase of $8,160 from $13,448 for the three months ended March 31, 1998. The 1999 quarter results include $7,188 in interest expense. There were no interest expenses in the comparable 1998 quarter as there was no outstanding bank debt. See Liquidity and Capital Resources below.
                                          -------------------------------
               Other expenses, which remained at approximately the same level, represent the costs of operating the Partnership and managing the Partnership properties.

               Liquidity and Capital Resources at March 31, 1999
               -------------------------------------------------

               Total assets increased from $2,681,584 at December 31, 1998 to $2,861,188 at March 31, 1999. This reflects the cost of capital improvements, specifically sewer and water service plus the construction of a spine road in to the Glenbrook Planned Development, partially offset by the net results of operations for the period. Assets can be expected to decline in the future as properties are sold and distributions are made to limited partners.

                    Liquidity remained at a satisfactory level. Cash and equivalents decreased from $94,530 at 1998 year-end to $79,934 at March 31, 1999. As provided in the Partnership Agreement, if necessary liquid reserves can be augmented from net sales proceeds from land sales.

                    As discussed above, the Partnership is in the process of extending sewer and water utilities and constructing a spine road in to the Glenbrook Planned Development. The Partnership has arranged a $500,000 secured line of credit with a commercial bank to pay for its pro rata share of expenses. Borrowings under the line of credit will be repaid from future land sales proceeds.



                                    PART II


Item 1.  LEGAL PROCEEDINGS
         -----------------

               As of March 31, 1999, there were no legal proceedings in process, nor to the knowledge of the general partner, threatened against the Partnership

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K:
         ---------------------------------

          (A)  Exhibits

               First Quarter 1999 Report to Limited Partners

          (B)  Reports on Form 8-K

               There were no reports of Form 8-K for the period ended March 31, 1998

                           CONDEV LAND FUND II, LTD.
                                  SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned.


                              CONDEV LAND FUND II, LTD.
                              BY: Condev Associates, General Partner




April 19, 1999                     /s/ Robert N. Gardner
----------------------             ----------------------------------
       DATE                        Robert N. Gardner, Partner



April 19, 1999                     /s/ Joseph J. Gardner
----------------------             ----------------------------------
       DATE                        Joseph J. Gardner, Partner

                                                                  April 13, 1999

Condev Land Fund II, Ltd.
First Quarter 1999

Dear Limited Partner:


The financial statements of the Partnership for the first quarter of 1999 are on the reverse side hereof. There were no sales of property and no distributions to limited partners during the quarter. As of March 31, 1999, the net asset value (book value) per unit of limited partner interest was $87.76. As of March 31, 1999, the Partnership owned or had an interest in two remaining properties:

Alafaya Trail/McCulloch Road. This property is under contract with a developer
----------------------------
who intends to erect a grocery-anchored retail development on the site. A commitment has been received from the main tenant, and the buyer is in the process of obtaining the necessary development permits. Closing on this contract is scheduled for June, 1999.

Glenbrook P.U.D.. This property consists of three separate parcels: multi-
----------------
family, commercial, and single-family. The multi-family parcel is under contract with a developer of affordable apartments. Originally scheduled to close in December, 1998 this contract has been extended to allow the general partner time to complete the required sewer, water and other off-site improvements pursuant to the terms of the sales contract. The 71-acre single family site is under contract with a closing date of June 30, 1999 scheduled. On December 3, 1998, the Partnership entered into a contract for sale of the commercial parcel with an experienced developer of anchored shopping centers. Terms of the contract called for an inspection period until March 3, 1999, and closing 120 days thereafter. The developer was unable to get a commitment from an anchor tenant, so the contract was terminated. The property was immediately put under contract with another developer who represented that it had a tenant for the property. The inspection period under the new contract is 120 days followed by closing in 90 days.

As a condition of the Glenbrook contracts for sale, the Partnership has agreed to extend sewer and water service to the properties, to design and construct a spine road from U.S. Highway 27 into the development, and to construct a lift station to serve the property after development. These improvements are being financed under a secured line of credit established by the Partnership with a commercial bank. The cost of these improvements has been added to the purchase price of the contracts for sale, and borrowings under the line of credit will be repaid from sales proceeds.

We hope that the remaining parcels will be sold during 1999. If that is the case, there will be a final distribution to limited partners and the Partnership will be terminated.

Please feel free to contact the Investor Relations office if you have any questions or would like additional information concerning your investment.


Sincerely yours,


CONDEV ASSOCIATES