Form 10-Q
period 1999-06-30
CONDEV LAND FUND II LTD
filed 1999-07-28
CIK 828744

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                  FORM 10 - Q

               Quarterly Report Pursuant to Section 13 or 15(d)
                    of the Securities Exchange Act of 1934

                 For the quarterly period ended June 30, 1999
                       Commission File Number 33-19736-A

                           CONDEV LAND FUND II, LTD.
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

                           CONDEV LAND FUND II, LTD.

                                     INDEX

                                                                                       PAGE
                                                                                      NUMBER
                                                                                      ------
PART I.   FINANCIAL INFORMATION:

          Statement of Assets, Liabilities and
          Partner's Capital - June 30, 1999
          and December 31, 1998                                                         1

          Statement of Income & Expense -
          Three Months Ended June 30, 1999
          and June 30, 1998                                                             2

          Statement of Income & Expense -
          Six Months Ended June 30, 1999
          and June 30, 1998                                                             3

          Statement of Cash Flows -
          Six months ended June 30, 1999
          and June 30, 1998                                                             4

          Notes to Financial Statements                                                 5 - 6

          Management's Discussion and Analysis
          of Financial Condition and Results of Operations                              6 - 8

PART II.  OTHER INFORMATION:

          Item 1.  Legal Proceedings                                                    8

          Item 6   Exhibits and Reports on Form 8-K                                     8

Signatures                                                                              9

Second Quarter 1999 report to Limited Partners                                         10

                        PART I.  FINANCIAL INFORMATION


                           CONDEV LAND FUND II, LTD.
            STATEMENT OF ASSETS, LIABILITIES AND PARTNERS' CAPITAL
                      JUNE 30, 1999 AND DECEMBER 31, 1998



                                                ASSETS
                                                ------
                                             June 30, 1999               December 31, 1998
                                             -------------               -----------------
                                              (Unaudited)                         *
Cash & Cash Equivalents                         $   82,253                      $   94,530
Accounts Receivable                                335,771                           3,347
Prepaid expense                                        867                             867
Land, at cost (Note 2)                           2,750,531                       2,571,774
Loan costs                                           3,094                           3,094
Organization Costs                                   7,982                           7,982
                                                ----------                      ----------
Total Assets                                    $3,180,498                      $2,681,594
                                                ==========                      ==========


                                     LIABILITIES AND PARTNER'S CAPITAL
                                     ---------------------------------

Mortgage note payable                           $  517,806                      $   33,834
Accounts Payable                                    47,767                          14,874
                                                ----------                      ----------
                                                   565,573                          48,708

Partners' Capital -
  General Partner                                   (3,370)                         (3,190)
  Limited Partner                                2,618,295                       2,636,076
                                                ----------                      ----------
  Total Partners' Capital                        2,614,925                       2,632,886
                                                ----------                      ----------
Total Liabilities and
    Partners' Capital                           $3,180,498                      $2,681,594
                                                ==========                      ==========

-------------
* Condensed from audited financial statements.



   The accompanying notes are an integral part of these financial statements

                           CONDEV LAND FUND II, LTD.
                        STATEMENT OF INCOME AND EXPENSE
              THREE MONTHS ENDED JUNE 30, 1999 AND JUNE 30, 1998
                                  (UNAUDITED)

                                             June 30, 1999              June 30, 1998
                                             -------------              -------------
INCOME
------

Interest and Other Income                        $   2,183                  $   3,219
                                                 ---------                  ---------
Total Income                                     $   2,183                  $   3,219
                                                 ---------                  ---------


OPERATING EXPENSES
------------------

Professional Services                            $     100                   $      -

Office Expense                                       2,029                      1,991

Management Fees                                      3,021                      3,021

Other                                               (6,207)                       298
                                                 ---------                  ---------
Total Operating Expenses                         $  (1,057)                 $   5,310
                                                 ---------                  ---------
Net Income (Loss)                                $  (3,240)                 $  (2,091)
                                                 =========                  =========


   The accompanying notes are an integral part of these financial statements

                           CONDEV LAND FUND II, LTD.
                        STATEMENT OF INCOME AND EXPENSE
               SIX MONTHS ENDED JUNE 30, 1999 AND JUNE 30, 1998
                                 (UNAUDITED)



                                            June 30, 1999                June 30, 1998
                                            -------------                -------------
INCOME
------

Interest and Other Income                      $    1,351                   $    5,151
                                               ----------                   ----------
Total Income                                   $    1,351                   $    5,151
                                               ----------                   ----------

OPERATING EXPENSES
------------------

Professional Services                          $    9,100                   $    9,373

Office Expense                                      2,645                        2,682

Management Fees                                     6,042                        6,042

Other                                               1,524                          660
                                               ----------                   ----------
Total Operating Expenses                       $   19,311                   $   18,757
                                               ----------                   ----------
Net Income (Loss)                              $  (17,960)                  $  (13,606)
                                               ==========                   ==========


   The accompanying notes are an integral part of these financial statements

                           CONDEV LAND FUND II, LTD.
                            STATEMENT OF CASH FLOWS
             THREE MONTHS ENDED MARCH 31, 1999 AND MARCH 31, 1998

                                                            June 30, 1999          June 30, 1998
                                                            -------------          -------------
Cash Flows from Operating Activities:
      Net Income                                               $ (17,960)             $  (13,606)
      Adjustments to reconcile net income
      (loss) to net cash provided by (used
      in) operating activities:
           Gain on land sale                                           (-)                    (-)
           Cash provided by changes in:
              Accounts Receivable                                (332,424)                     -
              Accounts payable                                     32,893                 (5,820)
                                                               ----------             ----------
Net cash from Operating Activities                               (317,491)               (19,426)
                                                               ----------             ----------

Cash flows from Investing Activities:
      Land development costs                                     (178,757)               (23,618)
      Proceeds of Land sale, net                                        -                      -
                                                               ----------             ----------
Net cash from Investing Activities                               (178,757)               (23,618)
                                                               ----------             ----------
Cash flows from Financing Activities:
      Increase in notes payable                                   483,971                      -
      Distributions to Partners                                        (-)                    (-)
                                                               ----------             ----------

Net cash provided by Financing Activities                         483,971                     (-)
                                                               ----------             ----------
Net increase (decrease) in cash                                   (12,277)               (43,044)
                                                                                      ----------
Cash and cash equivalents, beginning of year                       94,530                168,989
                                                               ----------             ----------

Cash and cash equivalents, end of period                       $   82,253             $  125,945
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

Note 2.  INVESTMENT IN LAND:
         ------------------

At June 30, 1999 land consisted of the following:

               8.659 acre parcel (zoned commercial) in
                  southeast Seminole County, Florida      $  832,532(a)
               111.64 acre parcel (zoned PUD)
                  in Lake County, Florida                  1,917,999(b)
                                                          ----------
                                                          $2,769,311
                                                          ==========

          (a) This property has been under contract with a successful developer of retail sites since May 1998. Closing is scheduled for July 28, 1999. The financial details of the transaction are currently being reviewed by the Partnership's auditors, and it is anticipated that a distribution will be made to limited partners in mid-August, 1999.

          (b) This property consists of three separate parcels: multi-family, commercial, and single-family. The multi-family parcel has been under contract with a developer of affordable apartments since January 1998. Originally scheduled to close in December, 1998 this contract was extended to allow the general partner time to complete the required sewer, water and other off-site improvements pursuant to the terms of the sales contract. These improvements are now substantially complete. In June, 1999, the Partnership was advised by the contract buyer that the Florida Housing Finance Authority was in disagreement with the Buyer over funding of this project, and the Buyer is attempting to resolve his differences with the FHFA. In the meantime, the Contract has lapsed, and it is uncertain as to whether the Partnership will be able to agree on satisfactory terms with the buyer. The 71-acre single family site is under contract with a closing date now rescheduled for July 30, 1999. However, the buyer has requested an additional extension of the closing date for six months. The Partnership is negotiation with the contracat holder, but there can be no assurance that a satisfactory arrangement can be concluded. The 20-acre commercial tract is under contract with a developer specializes in retail development. The inspection period under this contract is until August 14, 1999 followed by closing in 90 days.

As a condition of the Glenbrook contracts for sale, the Partnership has agreed to extend sewer and water service to the properties, to design and construct a spine road from U.S. Highway 27 into the development, and to construct a lift station to serve the property after development. These improvements, now substantially complete, are being financed under a secured line of credit established by the Partnership with a commercial bank. The cost of these improvements has been added to the purchase price of the contracts for sale, and borrowings under the line of credit will be repaid from sales proceeds.



Note 3.  DISTRIBUTIONS TO PARTNERS:
         -------------------------

Pursuant to the partnership agreement, cash flow generated each year by the Partnership is to be distributed 99% to the limited partners and 1% to the general partner. There were no cash flow distributions during the first six months of 1999.

Pursuant to the partnership agreement, proceeds realized from the sale of properties, after the establishment of reserves for future operating costs, are to be distributed at least annually. There were no such distributions to limited partners during the first two quarters of 1999.

Note 4.  RELATED PARTY TRANSACTIONS:
         --------------------------

The Partnership Agreement provides for the reimbursement to the general partner for direct administrative expenses incurred in the operation of the partnership. For the six months ended June 30, 1999, $1,008 was reimbursed to the general partner for direct expenses incurred.

When properties are sold, under certain circumstances an affiliate of the general partner may be paid real estate commissions in amounts customarily charged by others rendering similar services with such commissions plus commissions paid to nonaffiliated brokers not to exceed 10% of the gross sales price. No real estate commissions were paid to any affiliate of the general partner during the six months ended June 30, 1999.

The general partner is obligated to loan up to $100,000 to the Partnership during its term to meet working capital requirements. No such loans were made to the Partnership during the six months ended June 30, 1999.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
-------------------------------------------------
CONDITION AND RESULTS OF OPERATIONS:
-----------------------------------

Since all of the property owned by the Partnership were under contract for sale during the quarter ended June 30, 1999, the General Partner's main focus was on bringing the pending transactions to a successful conclusion. As discussed under Note 2,
                                                                    -------
Investment in Land some delays were encountered. It is believed that the current
------------------
obstacles to closing can be overcome. Upon sale of the remaining Partnership properties, the Partnership will repay all of its financial obligations and a final distribution of Partnership cash resources will be made to limited partners, and the partnership will be dissolved.

Year 2000
---------

The Partnership is heavily dependent upon a computer system to accurately maintain limited partner records, including name and address information, number of units owned, and distribution historical records. The Partnership is utilizing a system which was specially designed for the Partnership in 1990, and it is possible that the system will be affected by the date change which will occur at the end of 1999. The Partnership has engaged a computer consultant to evaluate the potential problems, and make system changes if necessary so the operation of the Partnership will not be affected by the date change. Work on modifying the computer system was completed in June, 1999. The cost of evaluating the current system and bringing it up to date to be year 2000 compliant was less than $1,000. The Partnership's computer records are backed up on a weekly basis, so all of the stored information is available from a secondary source. Even if the system were to be completely shut down by the date change at the end of 1999, the data necessary to continue operation of the Partnership is available and could readily be adapted to a new system which is year 2000 compliant, so no significant interruption in the operations of the Partnership is anticipated.

Results of Operations
---------------------

Total revenues for the six months ended June 30, 1999 were $1,351, compared with total revenues of $5,151 for the six months ended June 30, 1998. Income is generated from short-term cash investments, and income can be expected to fluctuate, depending on the level of cash reserves in the Partnership and prevailing interest rates. Operating expenses for the six months ended June 30, 1999 were $19,311, essentially unchanged from $18,757 for the six months ended June 30, 1998. The Partnership had committed to certain improvements to the site located in Lake County, and the cost of these improvements is being financed under a secured line of credit from a bank. See Liquidity and Capital Resources
                                                -------------------------------
below. In accordance with applicable accounting policies, interest is being capitalized.

Liquidity and Capital Resources at June 30, 1999
------------------------------------------------

Total assets increased from $2,681,584 at December 31, 1998 to $3,180,498 at June 30, 1999. This reflects the cost of capital improvements, specifically sewer and water service plus the construction of a spine road in to the Glenbrook Planned Development, partially offset by the net results of operations for the period. Assets can be expected to decline in the future as properties are sold and distributions are made to limited partners.

Liquidity remained at a satisfactory level. Cash and equivalents decreased from $94,530 at 1998 year-end to $82,253 at June 30, 1999. As provided in the Partnership Agreement, if necessary liquid reserves can be augmented from net sales proceeds from land sales.

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



                                    PART II

Item 1.  LEGAL PROCEEDINGS
         -----------------

         As of June 30, 1999, there were no legal proceedings in process, nor to the knowledge of the general partner, threatened against the Partnership

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K:
         --------------------------------

         (A)  Exhibits

              Second Quarter 1999 Report to Limited Partners

         (B)  Reports on Form 8-K

              There were no reports of Form 8-K for the period ended June 30,
              1999

                           CONDEV LAND FUND II, LTD.
                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned.


                           CONDEV LAND FUND II, LTD.
                    BY: Condev Associates, General Partner




July 26, 1999                     /s/ Robert N. Gardner
---------------------             ------------------------------
      DATE                        Robert N. Gardner, Partner



July 26, 1999                     /s/ Joseph J. Gardner
---------------------             ------------------------------
      DATE                        Joseph J. Gardner, Partner