Form 10-Q
period 1999-09-30
CONDEV LAND FUND II LTD
filed 1999-10-26
CIK 828744

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                  FORM 10 - Q

               Quarterly Report Pursuant to Section 13 or 15 (d)
                    of the Securities Exchange Act of 1934

               For the quarterly period ended September 30,1999
                       Commission File Number 33-19736-A

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

                           CONDEV LAND FUND II, LTD.

                                     INDEX

                                                                           PAGE
                                                                          NUMBER
PART I.  FINANCIAL INFORMATION:

         Statement of Assets, Liabilities and
         Partner's Capital - September 30, 1999
         and December 31, 1998                                                 1

         Statement of Income & Expense -
         Three Months Ended September 30, 1999
         and September 30, 1998                                                2

         Statement of Income & Expense -
         Nine Months Ended September 30, 1999
         and September 30, 1998                                                3

         Statement of Cash Flows -
         Nine months ended September 30, 1999
         and September 30, 1998                                                4

         Notes to Financial Statements                                     5 - 6

         Management's Discussion and Analysis
         of Financial Condition and Results of Operations                  6 - 8

PART II. OTHER INFORMATION:

         Item 1.  Legal Proceedings                                            8

         Item 6   Exhibits and Reports on Form 8-K                             8

Signatures                                                                     9

Third Quarter 1999 report to Limited Partners                                 10

                         PART I. FINANCIAL INFORMATION

                           CONDEV LAND FUND II, LTD.
            STATEMENT OF ASSETS, LIABILITIES AND PARTNERS' CAPITAL
                   SEPTEMBER 30, 1999 AND DECEMBER 31, 1998


                                 ASSETS
                                 ------

                           September 30, 1999   December 31, 1998
                           ------------------   -----------------
                               (Unaudited)               *

Cash & Cash Equivalents        $  181,205          $   94,530
Accounts Receivable               335,771               3,347
Prepaid expense                         -                 867
Land, at cost (Note 2)          1,929,435           2,571,774
Loan costs                          3,094               3,094
Organization Costs                  7,982               7,982
                               ----------          ----------

Total Assets                   $2,457,487          $2,681,594
                               ==========          ==========

                       LIABILITIES AND PARTNERS' CAPITAL
                       ---------------------------------

Mortgage note payable          $  533,806          $   33,834
Deposits on contracts              80,188                   -
Accounts Payable                   47,767              14,874
                               ----------          ----------
                                  661,761              48,708

Partners' Capital -
  General Partner             (     2,325)        (    3,190)
  Limited Partner               1,798,051           2,636,076
                               ----------          ----------

  Total Partners' Capital       1,795,726           2,632,886
                               ----------          ----------

Total Liabilities and
        Partners' Capital      $2,457,487          $2,681,594
                               ==========          ==========

* Condensed from audited financial statements.



The accompanying notes are an integral part of these financial statements

                           CONDEV LAND FUND II, LTD.
                        STATEMENT OF INCOME AND EXPENSE
         THREE MONTHS ENDED SEPTEMBER 30, 1999 AND SEPTEMBER 30, 1998
                                  (UNAUDITED)


                                    September 30, 1999   September 30, 1998
                                    ------------------   ------------------

     INCOME
     ------

     Gain on sale of real estate          $116,971             $       -

     Interest and Other Income                 661             $   1,032
                                          --------             ---------

     Total Income                         $117,632             $   1,032
                                          --------             ---------


     OPERATING EXPENSES
     ------------------

     Professional Services               ($    500)            $       -

     Office Expense                          1,643                 1,201

     Management Fees                         3,021                 3,021

     Other                                   8,929                 4,109
                                          --------             ---------

     Total Operating Expenses             $ 13,093             $   8,331
                                          --------             ---------

     Net Income (Loss)                    $104,539            ($   7,299)
                                          ========             =========




The accompanying notes are an integral part of these financial statements

                           CONDEV LAND FUND II, LTD.
                        STATEMENT OF INCOME AND EXPENSE
          NINE MONTHS ENDED SEPTEMBER 30, 1999 AND SEPTEMBER 30, 1998
                                  (UNAUDITED)

                                  September 30, 1999    September 30, 1998
                                  ------------------    ------------------
INCOME
------

Gain on sale of real estate             $ 115,987          $        -

Interest and Other Income                   2,012          $    6,183
                                         --------          ----------

Total Income                            $ 117,999          $    6,183
                                        ---------         -----------


OPERATING EXPENSES
------------------

Professional Services                   $   8,599          $    9,493

Office Expense                              4,289               3,883

Management Fees                             9,063               9,063

Other                                       9,469               4,649
                                        ---------          ----------

Total Operating Expenses                $  31,420          $   27,088
                                        ---------          ----------

Net Income (Loss)                       $  86,579          ($  20,905)
                                        =========          ==========


The accompanying notes are an integral part of these financial statements

                           CONDEV LAND FUND II, LTD.
                            STATEMENT OF CASH FLOWS
          NINE MONTHS ENDED SEPTEMBER 30, 1999 AND SEPTEMBER 30, 1998

                                          September 30, 1999  September 30, 1998
                                          ------------------  ------------------
Cash Flows from Operating Activities:

      Net Income                                $   86,579        ($  20,905)
      Adjustments to reconcile net income
      (loss) to net cash provided by (used
      in) operating activities:
           Gain on land sale                   (   111,987        (        -)
           Cash provided by changes in:
              Accounts receivable              (   332,424)                -
              Deposits on contracts                 80,188                 -
              Accounts payable                      32,893        (    5,820)
                                                ----------       -----------

Net cash from Operating Activities             (   248,751)       (   26,725)
                                                ----------       -----------

Cash flows from Investing Activities:
      Land development costs                   (   189,996)       (   44,720)
      Proceeds of Land sale, net                   949,188                 -
                                                ----------       -----------

Net cash from Investing Activities                 759,192        (   44,720)
                                                ----------       -----------

Cash flows from Financing Activities:
      Increase in notes payable                    499,972             9,333
      Distributions to Partners                (   923,738                 -)
                                              ------------       -----------

Net cash provided by Financing Activities      (   423,766)            9,333
                                              ------------       -----------

Net increase (decrease) in cash                     86,675        (   62,112)

Cash and cash equivalents, beginning of year        94,530           168,989
                                                ----------       -----------

Cash and cash equivalents, end of period        $  181,205         $ 106,877
                                                ==========       ===========

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

Note 2         INVESTMENT IN LAND:
               ------------------

               At September 30, 1999 land consisted of the following:

                    111.64 acre parcel (zoned PUD)
                       in Lake County, Florida                 1,929,435(a)
                      8.67 acres parcel (zoned commercial) in
                      southeast Seminole County, Florida               0(b)

               (a) This property consists of three separate parcels: multi-family, commercial, and single-family. The multi-family parcel has been under contract with a developer of affordable apartments since January 1998. Originally scheduled to close in December, 1998 this contract was extended to allow the general partner time to complete the required sewer, water and other off-site improvements pursuant to the terms of the sales contract. These improvements are now substantially complete. In June, 1999, the Partnership was advised by the contract buyer that the Florida Housing Finance Authority was in disagreement with the Buyer over funding of this project, and the Buyer was attempting to resolve his differences with the FHFA. During the third quarter, all of the buyer's differences with the FHFA were resolved, and the contract was reinstated. The latest possible closing date has been set for December 31, 1999, but the buyer is attempting to close in early November. The 71-acre single family site is under contract with a closing date now rescheduled for November 30, 1999. The 20-acre commercial tract is under contract with a developer who specializes in retail development. The inspection period under this contract is until November 15, 1999 followed by closing in mid-December, 1999.

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

               (b) On July 30, 1999, the Partnership concluded the sale of the property located at Alafaya Trail and McCulloch Road in Seminole County, Florida. The buyer was Main Street Development Corp., and the purchase price was $1,060,000. In addition, Main Street Development acquired sewer capacity which the Partnership had previously reserved for the property. After expenses of the sale, which included legal fees, closing costs and a 10% real estate commission paid to two non-affiliated real estate brokers, the Partnership realized net proceeds of $949,188.28. The Partnership distributed a total of $923,738, or $31 per unit to limited partners in August, 1999.


Note 3         DISTRIBUTIONS TO PARTNERS:
               -------------------------

               Pursuant to the partnership agreement, cash flow generated each year by the Partnership is to be distributed 99% to the limited partners and 1% to the general partner. There were no cash flow distributions during the first nine months of 1999.

               Pursuant to the partnership agreement, proceeds realized from the sale of properties, after the establishment of reserves for future operating costs, are to be distributed at least annually. Distributions to limited partners totaled $923,738 during the third quarter of 1999.

Note 4         RELATED PARTY TRANSACTIONS:
               ---------------------------

               The Partnership Agreement provides for the reimbursement to the general partner for direct administrative expenses incurred in the operation of the partnership. For the nine months ended September 30, 1999, $11,029 was reimbursed to the general partner for direct expenses incurred.

               When properties are sold, under certain circumstances an affiliate of the general partner may be paid real estate commissions in amounts customarily charged by others rendering similar services with such commissions plus commissions paid to nonaffiliated brokers not to exceed 10% of the gross sales price. No real estate commissions were paid to any affiliate of the general partner during the nine months ended September 30, 1999.

               The general partner is obligated to loan up to $100,000 to the Partnership during its term to meet working capital requirements. No such loans were made to the Partnership during the six months ended September 30, 1999.

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               --------------------------------------------------
               CONDITION AND RESULTS OF OPERATIONS:
               ------------------------------------

               Since all of the property owned by the Partnership were under contract for sale during the quarter ended September

               30, 1999, the General Partner's main focus was on bringing the pending transactions to a successful conclusion. As discussed under Note 2, Investment in Land some delays were encountered. It
                     --------------------------
               is believed that the current obstacles to closing have been overcome. Upon sale of the remaining Partnership properties, the Partnership will repay all of its financial obligations and a final distribution of Partnership cash resources will be made to limited partners, and the partnership will be dissolved.

               Year 2000
               ---------

               The Partnership is heavily dependent upon a computer system to accurately maintain limited partner records, including name and address information, number of units owned, and distribution historical records. The Partnership is utilizing a system which was specially designed for the Partnership in 1990, and it is possible that the system will be affected by the date change which will occur at the end of 1999. The Partnership engaged a computer consultant to evaluate the potential problems, and make system changes if necessary so the operation of the Partnership will not be affected by the date change. Work on modifying the computer system was completed in June, 1999. The cost of evaluating the current system and bringing it up to date to be year 2000 compliant was less than $1,000. The Partnership's computer records are backed up on a weekly basis, so all of the stored information is available from a secondary source. Even if the system were to be completely shut down by the date change at the end of 1999, the data necessary to continue operation of the Partnership is available and could readily be adapted to a new system which is year 2000 compliant, so no significant interruption in the operations of the Partnership is anticipated.

               Results of Operations
               ---------------------

               Total revenues for the nine months ended September 30, 1999 were $117,999, compared with total revenues of $6,183 for the nine months ended September 30, 1998. The 1999 results include a gain on sale of real estate in the amount of $115,987 (see note 2, Investment in Land). There were no sales of property during the
               ------------------
               comparable 1998 period. Income is generated from sale of real estate and short-term cash investments Income can be expected to fluctuate, depending on the level of cash reserves in the Partnership and prevailing interest rates. Operating expenses for the nine months ended September 30, 1999 were $31,420, essentially unchanged from $27,088 for the nine months ended September 30, 1998. The Partnership had committed to certain improvements to the site located in Lake County, and the cost of these improvements is being financed under a secured line of credit from a bank. See Liquidity and Capital Resources below.
                                        -------------------------------
               In accordance with applicable accounting policies, interest is being capitalized.

               Liquidity and Capital Resources at September 30, 1999
               -----------------------------------------------------

               Total assets decreased from $2,681,584 at December 31, 1998 to $2,457,487 at September 30, 1999. This reflects the cost of capital improvements, specifically sewer and water service plus the construction of a spine road in to the Glenbrook Planned Development, offset by the net results of operations for the period and distribution to limited partners. Assets can be expected to decline in the future as properties are sold and distributions are made to limited partners.

               Liquidity remained at a satisfactory level. Cash and equivalents decreased from $94,530 at 1998 year-end to $181,205 at September 30, 1999. As provided in the Partnership Agreement, if necessary liquid reserves can be augmented from net sales proceeds from land sales.

               As discussed above, the Partnership has extended sewer and water utilities and constructed a spine road in to the Glenbrook Planned Development. The Partnership has arranged a $800,000 secured line of credit with a commercial bank to pay for its pro rata share of expenses. Borrowings under the line of credit will be repaid from future land sales proceeds.



                                    PART II


Item 1.  LEGAL PROCEEDINGS
         -----------------

           As of September 30, 1999, there were no legal proceedings in process, nor to the knowledge of the general partner, threatened against the Partnership

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K:
         ---------------------------------

         (A)  Exhibits

              Third Quarter 1999 Report to Limited Partners

         (B)  Reports on Form 8-K

              There were no reports of Form 8-K for the period ended September 30, 1999

                           CONDEV LAND FUND II, LTD.
                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned.


                      CONDEV LAND FUND II, LTD.
                      BY: Condev Associates, General Partner


October 26, 1999               /s/ Robert N. Gardner
----------------------         ----------------------------------
     DATE                      Robert N. Gardner, Partner


October 26, 1999              /s/ Joseph J. Gardner
---------------------         ----------------------------------
     DATE                     Joseph J. Gardner, Partner