Form 10-K405
period 1999-12-31
CONDEV LAND FUND II LTD
filed 2000-02-24
CIK 828744

                      SECURITIES AND EXCHANGE COMMISSION

                               Washington, D.C.

                                   Form 10-K

                 Annual Report Pursuant to Section 13 or 15(d)
                         of the Securities Act of 1934

For the Fiscal Year Ended                            Commission File Number
December 31, 1999                                          #33-19736-A

                           Condev Land Fund II, Ltd.
                           -------------------------
                         (Exact Name of Registrant as
                           specified in its charter)

    Florida                                          #59-2862457
------------------------------                    -------------------
(State or other jurisdiction                      (IRS Employer ID #)
 of incorporation or
 organization)

2479 Aloma Avenue
Winter Park, Florida                                 32792
-------------------------------                   ----------
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

                     Yes  X                      No_______
                         ---

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

State the aggregate market value of the voting stock held by non-affiliates of the Registrant:
                                Not Applicable
                                --------------

                           CONDEV LAND FUND II, LTD.

                               Table of Contents

                                                                                          Page No.
                                                                                          --------
Part I
   Item 1.  Business                                                                         1
   Item 2.  Properties                                                                       2
   Item 3.  Legal Proceedings                                                                4
   Item 4.  Submission of Matters to a Vote of Security Holders                              4

Part II
   Item 5.  Market for Registrant's Common Equity and Related Security Holder Matters        4
   Item 6.  Selected Financial Data                                                          4
   Item 7.  Management's Discussion and Analysis of Financial Condition and
            Results of Operations                                                            4
   Item 8.  Financial Statements and Supplementary Data                                      6
   Item 9.  Changes in and Disagreements with Accountants on Accounting and
            Financial Disclosure                                                            16

Part III
   Item 10. Directors and Executive Officers of the Registrant                              16
   Item 11. Executive Compensation                                                          16
   Item 12. Security Ownership of Certain Beneficial Owners and Management                  16
   Item 13. Certain Relationships and Related Transactions                                  17

Part IV
   Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K                18

Signatures                                                                                  19

Annual Report to Limited Partners                                                           20

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

Item 2.

        Properties:
        ----------

        Since its inception, the Partnership has purchased seven properties for investment in the central Florida area. During 1994, one entire property and part of another property were sold. There were no sales of land during 1995. During 1996, three parcels were sold, and during 1997, one entire parcel was sold. There were no sales of land during 1998, and two sales during 1999. As of December 31, 1999, the Partnership owned or had an investment in two parcels of one remaining property. At year end 1999, the Partnership had contracts for sale of both of these parcels.

        The following is a summary of all properties acquired by the
        Partnership:

        Parcel 1:
        --------

        This was originally a 12.04-acre parcel of vacant land located at the northwest corner of Alafaya Trail and McCulloch Road in Seminole County, Florida. It was acquired by the Partnership on August 31, 1988 for a price of $1,500,000.

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

        On July 30, 1999, the Partnership concluded the sale of the remaining
        8.659 acres at this location. The buyer was Main Street Development Corp., and the purchase price was $1,060,000. In addition, Main Street Development acquired sewer capacity which the Partnership had previously reserved for the Property. After expenses of the sale, which included legal fees, closing costs and a 10% real estate commission paid to two non-affiliated brokers, the Partnership realized net proceeds of $949,188. The Partnership distributed a total of $923,978, or $31 per unit of limited partnership interest in August, 1999.

        Parcel 2:
        --------

        On February 6, 1989, the Partnership purchased, in joint venture with an affiliated partnership, Condev Land Growth Fund '86, Ltd., a 19+/- acre tract located immediately north of the University of Central Florida for $737,355.

        On April 22, 1996, the joint venture sold this property to Royal Apartments USA based in Champaign, Illinois. The purchase price for this parcel was $1,190,000, which included $35,000 paid by the purchaser as additional consideration to extend the closing date. After expenses of the sale, the net proceeds realized by the Joint Venture were $1,104,330. A total of $1,080,000 was distributed to limited partners in May, 1996, $540,000 to limited partners of Condev Land Growth Fund `86, Ltd., and $540,000 to limited partners of Condev Land Fund II, Ltd. The balance was added to Partnership reserves.

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

     Date of Purchase:                            November 11, 1989
     Total Purchase Price:                           $1,574,761
     Additional Capitalized Costs:                      717,186
                                                     ----------
                                                     $2,291,947
     Less: Sale during 1999                            (912,869)
                                                     ----------
                                                     $1,379,078

     In January, 1998, the Partnership entered into a Contract for Sale and Purchase of 20 acres of this parcel zoned for multi-family development. The buyer anticipates developing 358 apartment units on the site. Closing of this transaction is dependent upon the sale of bonds through the Florida Housing Finance Administration (FHFA), and was originally scheduled to occur shortly before year-end 1998. However delays in obtaining the water, sewer and entrance road permits delayed the anticipated closing until the spring of 1999. The buyer's priority on obtaining FHFA financing was deferred to early 2000. The transaction has now closed in escrow, and funding is expected in February, 2000. The buyer has released all escrow deposits to the Partnership, has made a substantial payment to the Partnership, and has agreed to pay interest on the purchase price until funding.

     The 71 acre single family section of this property is currently under contract with an investor who plans to develop single family lots for sale to residential builders. Closing is currently scheduled for March, 2000.

     On December 23, 1999, the Partnership concluded the sale of the 20-acre commercial portion of the Glenbrook Planned Development located on US Highway 27 in Lake County, Florida. The buyer was M. D. Glenbrook, LLC. a developer of retail shopping facilities. The purchase price was $1,850,000. After expenses of the sale, which included legal fees, closing costs and a 10% real estate commission paid to three non-affiliated real estate brokers, the Partnership realized net proceeds of $1,635,494. The Partnership used $404,817 of the net proceeds to pay off the outstanding loan under the Partnership's line of credit which was used to pay the costs of bringing sewer and water service to the property. The Partnership distributed a total of $1,200,859, or $40.30 per unit to limited partners on December 29, 1999. In accordance with the terms of the Partnership Agreement, the balance was kept in reserve for future anticipated costs.

     Parcel 7:
     --------

     Parcel 7 is a tract of land consisting of approximately 7 developable and 15.57+/- total acres in the City of Maitland. The property was acquired in June, 1990 for $375,000.

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

Item 3.

        Legal Proceedings:
        -----------------

        As of December 31, 1999, the Partnership was not subject to any pending legal proceedings.

Item 4.

        Submission of Matters to a Vote of Security Holders:
        ---------------------------------------------------

        No matter was submitted to Unit Holders for a vote during the fourth quarter of the year ended December 31, 1999.

                                    PART II
Item 5.

        Markets for Registrant's Common Equity and Related Security Holder
        ------------------------------------------------------------------
        Matters:
        -------

        (a) There has not been a public secondary market and it is not anticipated that a public secondary market for the Units will develop. Beginning in September, 1998, LP Investors, LLC, an investment company based in Atlanta, Georgia, has been soliciting limited partners to sell their units in the Partnership. As of year-end 1999, LP Investors or its affiliates had acquired 1,458 units of limited partnership interest, or approximately 4.89% of the total issued and outstanding units. LP Investors has advised the Partnership that these purchases have been for investment purposes only, and that LP Investors has no intention of managing the Partnership. Neither the Partnership, the General Partner, nor any of its officers, employees or affiliates is in any way connected with LP Investors or any of its affiliates.

        (b) As of December 31, 1999, there were approximately 840 holders of record of the Units of the Partnership.

        (c) There are no regularly scheduled distributions to limited partners. Distributions are made subsequent to sale of Partnership properties after provision has been made for adequate reserves to cover anticipated future expenses of the Partnership. Unit holders received cash distributions totaling $2,124,597, $-0-, and $978,110 during the years ended December 31, 1999, 1998, and 1997.

Item 6.

        Selected Financial Data:
        -----------------------

                                         Year Ended December 31,
                                         -----------------------

                                  1999        1998          1997        1996        1995
                                  ----        ----          ----        ----        ----
        Revenue              $  873,377  $    6,750    $  589,654  $  913,179  $   19,549
        Net Income (Loss)       781,836     (54,066)      517,779     842,315     (62,680)
        Total Assets          1,550,658   2,681,594     2,692,772   3,151,702   5,271,404
        Partnership
            Capital           1,290,125   2,632,886     2,686,952   3,147,283   5,269,968

        The above selected financial data should be read in conjunction with the financial statements and related notes appearing elsewhere in this annual report.

Item 7.

        Management's Discussion and Analysis of Financial Condition and Results
        -----------------------------------------------------------------------
        of Operations:
        -------------

        Year 2000
        ---------

        The Partnership is heavily dependent upon a computer system to accurately maintain limited partner records, including name and address information, number of units owned, distribution historical records, and to print limited partner distribution checks. The Partnership engaged a computer consultant to make system changes so the operation of the Partnership was not affected by the date change at the end of 1999. The cost of evaluating the current system and bringing it up to date to be year 2000 compliant was less than $1,000.

        January 1, 1999 through December 31, 1999
        -----------------------------------------

        During 1999, the General Partner focused on concluding the contracts in place at the end of 1998, marketing the remaining property, and managing the properties to protect existing development rights which would allow development of the properties. There were two sales of property during 1999. See Item 2. Properties, Parcel 1 and Parcel 6 for
                               -----------------------------------------
     details. Distributions to limited partners totaled $2,124,597 for the year.

     For the year ended December 31, 1999, total income was $873,377, compared with $6,750 for the year ended December 31, 1998. There were two sales of property during 1999 generating a net gain of $864,267. In 1998, there were no sales of land. The remaining sources of revenue remained relatively constant in both 1998 and 1999, and consisted primarily of interest income.

     Expenses increased in 1999 to $91,541 compared to $60,816 in 1998. The primary reason for the increase was interest expense, which was $29,760 in 1999 compared to $724 in 1998. The Partnership borrowed money under its secured bank line of credit during 1999 to pay for the cost of running sewer and water service to the site, and for improvements to Glenbrook Blvd. This debt was repaid in full out of closing proceeds from the sale of the commercial parcel. Real estate taxes declined in 1999 because of the sale of properties. This expense category will continue to decline as portfolio properties are sold. The remaining expenses remained relatively unchanged from year to year.

     Net income for the year ended December 31, 1999 was $781,836 compared to a loss of $54,066 in 1998.

     Total assets decreased from $2,681,594 at December 31, 1998 to $1,550,658 at December 31, 1999. This is because of the sale the property during the year and subsequent distribution of net proceeds to limited partners. Assets will continue to decline as properties are sold and the proceeds are distributed to partners.

     Financial projections - 2000
     ----------------------------

     For 2000, the General Partner estimates that approximately $5,000 will be required to pay real estate taxes on the remaining property held by the Partnership, assuming the existing contracts close by June. In addition, the General Partner estimates that property associated holding costs will total approximately $6,000 during 2000 and the costs of administration, legal and accounting will require approximately $10,000. These three categories of expense, totaling $21,000, will be paid from Partnership reserves which were $98,357 at 1999 year-end. At the level of costs associated with the Partnership's business as set out above, the Partnership has reserves at year end 1999 to fund approximately 2 years of costs.

     The General Partner estimates that the two remaining parcels will be sold in 2000 resulting in cash to the Partnership in the approximate amount of $2,500,000. If concluded as estimated, the sale proceeds would result in a distribution to the limited partners of the full net cash proceeds. Existing reserves would be used to settle all final liabilities of the Partnership. If the closings do occur as expected, all liabilities of the Partnership will be paid and a final distribution to limited partners will be made shortly thereafter. The Partnership will then be terminated.

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

Item 8.

        Financial Statements and Supplementary Data:
        -------------------------------------------

                                                                          Page
          INDEPENDENT AUDITORS' REPORT                                       7
          FINANCIAL STATEMENTS

            Balance sheets                                                   8
            Statements of operations                                         9
            Statements of partners' capital                                 10
            Statements of cash flows                                        11
            Notes to financial statements                              12 - 15

                         INDEPENDENT AUDITORS' REPORT
                         ----------------------------

The Partners
Condev Land Fund II, Ltd.
Winter Park, Florida

     We have audited the accompanying balance sheets of Condev Land Fund II, Ltd. (a Florida Limited Partnership) as of December 31, 1999 and 1998, and the related statements of operations, partners' capital, and cash flows for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the General Partner. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Condev Land Fund II, Ltd. as of December 31, 1999 and 1998, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1999, in conformity with generally accepted accounting principles.

                                         OSBURN, HENNING AND COMPANY

Orlando, Florida
January 17, 2000

                           CONDEV LAND FUND II, LTD.
                        (A Florida Limited Partnership)

                                BALANCE SHEETS
                          December 31, 1999 and 1998



      ASSETS                                         1999             1998
                                                  ----------       ----------

Cash and cash equivalents                         $   98,357       $   94,530
Accounts receivable                                   69,023            3,347
Prepaid expense                                            -              867
Deposit                                                  200                -
Land, at cost (Note 2)                             1,379,078        2,571,774
Loan costs, less accumulated amortization
  of $13,093 and $5,940 in 1999 and 1998,
  respectively                                           913            3,094
Organization costs, less accumulated
  amortization of $15,285 and $10,390
  in 1999 and 1998, respectively                       3,087            7,982
                                                  ----------       ----------

                                                  $1,550,658       $2,681,594
                                                  ==========       ==========


      LIABILITIES AND PARTNERS' CAPITAL

Liabilities
  Accounts payable                                $  180,533       $   14,874
  Mortgage note payable (Note 3)                           -           33,834
  Deposits on Land                                    80,000                -
                                                  ----------       ----------
                                                     260,533           48,708
Partners' capital (deficit):
  General partner                                     (4,014)          (3,190)
  Limited partners                                 1,294,139        2,636,076
                                                  ----------       ----------

          Total partners' capital                  1,290,125        2,632,886
                                                  ----------       ----------

                                                  $1,550,658       $2,681,594
                                                  ==========       ==========




The Notes to Financial Statements are an integral part of these statements.

                           CONDEV LAND FUND II, LTD.
                        (A Florida Limited Partnership)

                           STATEMENTS OF OPERATIONS
                 Years Ended December 31, 1999, 1998 and 1997




                                     1999            1998          1997
                                   ---------      ---------      ---------

Revenue:
  Gain on land sales                $864,267       $      -       $536,132
  Interest income                      3,626          4,675         10,022
  Other income                         5,484          2,075         43,500
                                    --------       --------       --------
                                     873,377          6,750        589,654
                                    --------       --------       --------
Expenses:
  Taxes and permits                    9,735         14,065         10,159
  Office expenses                     17,425         18,547         18,746
  Professional fees                   14,764         12,964         32,738
  Amortization                        12,049          5,940          1,326
  Interest expense                    29,760            724              -
  Other expenses                       7,808          8,576          8,906
                                    --------       --------       --------
                                      91,541         60,816         71,875
                                    --------       --------       --------

          Net income (loss)         $781,836       $(54,066)      $517,779
                                    ========       ========       ========






The Notes to Financial Statements are an integral part of these statements.

                           CONDEV LAND FUND II, LTD.
                        (A Florida Limited Partnership)

                        STATEMENTS OF PARTNERS' CAPITAL
                 Years Ended December 31, 1999, 1998 and 1997




                                    General         Limited
                                    Partner         Partners        Total
                                   ---------      ------------   ------------

Balances, December 31, 1996         $(2,465)      $ 3,149,748    $ 3,147,283

  Distributions                           -          (978,110)      (978,110)

  Net income (loss)                    (184)          517,963        517,779
                                    -------       -----------    -----------

Balances, December 31, 1997          (2,649)        2,689,601      2,686,952

  Net income (loss)                    (541)          (53,525)       (54,066)
                                    -------       -----------    -----------

Balances, December 31, 1998          (3,190)        2,636,076      2,632,886

  Distributions                           -        (2,124,597)    (2,124,597)

  Net income (loss)                    (824)          782,660        781,836
                                    -------       -----------    -----------

Balances, December 31, 1999          (4,014)      $ 1,294,139    $ 1,290,125
                                    =======       ===========    ===========






The Notes to Financial Statements are an integral part of these statements.

                           CONDEV LAND FUND II, LTD.
                        (A Florida Limited Partnership)

                           STATEMENTS OF CASH FLOWS
                 Years Ended December 31, 1999, 1998 and 1997

                                                                     1999                 1998                1997
                                                                 ------------          ----------          -----------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                                              $   781,836            $(54,066)          $  517,779
  Adjustments to reconcile net income (loss) to net cash
     provided by (used in) operating activities:
      Gain on land sale                                             (864,267)                  -             (536,132)
      Amortization                                                    12,049               5,940                1,326
      (Increase) decrease in accounts receivable                     (65,676)             (3,347)                 105
      (Increase) decrease in prepaid expense                             867                (867)                   -
      Increase in deposits                                              (200)                  -                    -
      Increase (decrease) in accounts payable                        165,659               9,054                1,401
      Increase in deposits on land                                    80,000                   -                    -
                                                                 -----------            --------           ----------
          Net cash provided by (used in) operating
             activities                                              110,268             (43,286)             (15,521)
                                                                 -----------            --------           ----------

CASH FLOWS FROM INVESTING ACTIVITIES
  Capitalized land related costs                                    (554,718)            (55,973)             (15,719)
  Proceeds from land sale, net of closing costs                    2,207,874                   -            1,008,463
                                                                 -----------            --------           ----------
          Net cash provided by (used in) investing
             activities                                            1,653,156             (55,973)             992,744
                                                                 -----------            --------           ----------

CASH FLOWS FROM FINANCING ACTIVITIES
  Distributions to partners                                       (2,124,597)                  -             (978,110)
  Advances on mortgage note payable                                  515,000              24,800                    -
  Payments on mortgage note payable                                 (150,000)                  -                    -
                                                                 -----------            --------           ----------
          Net cash provided by (used in) financing
             activities                                           (1,759,597)             24,800             (978,110)
                                                                 -----------            --------           ----------

          Net increase(decrease) in cash                               3,827             (74,459)                (887)

CASH AND CASH EQUIVALENTS, BEGINNING                                  94,530             168,989              169,876
                                                                 -----------            --------           ----------

CASH AND CASH EQUIVALENTS, ENDING                                $    98,357            $ 94,530           $  168,989
                                                                 ===========            ========           ==========

SUPPLEMENTAL SCHEDULE OF NON-CASH FINANCING ACTIVITIES
    Loan costs added to note payable                             $     4,972            $  9,034           $        -
                                                                 ===========            ========           ==========
    Pay-off of note payable in connection with land sale:        $   403,806            $      -           $        -
                                                                 ===========            ========           ==========


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

          Organization Costs
          ------------------

               The Partnership has capitalized all organization costs. Upon sale of land, each parcel is allocated a portion of these costs based on the ratio of total acquisition cost to the net proceeds of the offering available to purchase properties for investment. No amortization of organization costs was recorded during the year ended December 31, 1998, as no sales occurred. In connection with the sales of land during the years ended December 31, 1999 and 1997, amortization of organization costs amounted to $4,896 and $1,326 which is reflected in the accompanying statements of operations.

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


CONTINUED ON NEXT PAGE

                           CONDEV LAND FUND II, LTD.
                        (A Florida Limited Partnership)

                         NOTES TO FINANCIAL STATEMENTS



Note 1.   Summary of Significant Accounting Policies - (Continued)

          Loan Costs
          ----------

               Loan costs are amortized over the period of the mortgage note payable.

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


Note 2.   Land

          At December 31, 1999 and 1998, land consisted of the following:

                                                         1999         1998
                                                      ----------   ----------
             8.659 acre parcel (zoned
              commercial) in southeast Seminole
              County, Florida (sold in 1999)          $        -   $  828,094
             91.79 and 111.64 acre parcel in 1999
              and 1998, respectively,(zoned PUD)
              in Lake County, Florida                  1,379,078    1,743,680
                                                      ----------   ----------

                                                      $1,379,078   $2,571,774
                                                      ==========   ==========

          At December 31, 1999, the Partnership has contracts totaling $2,300,000 for all remaining parcels of land, which are scheduled to close in 2000.

                           CONDEV LAND FUND II, LTD.
                        (A Florida Limited Partnership)

                         NOTES TO FINANCIAL STATEMENTS



Note 3.   Mortgage Note Payable

               The Partnership has a $500,000 line of credit with Citrus Bank. This line of credit, which is collateralized by the land and improvements in Lake County, Florida, is due on demand, interest on borrowings is charged at a variable rate of prime plus .5%, and is payable monthly. At December 31, 1999, there was no balance owed on this line of credit.

               The interest incurred and expensed on the line of credit was $29,760 and $724 for the years ended December 31, 1999 and 1998, respectively.

Note 4.   Allocations and Distributions to Partners

          Operations (excluding land sales)
          --------------------------------

               Pursuant to the partnership agreement, cash flow and profits and losses from operations are allocated and distributed 99% to the limited partners and 1% to the general partner. No distributions attributable to cash flow were made during the years ended December 31, 1999, 1998 or 1997.

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

          Land sales (Continued)
          ----------

          For purposes of making the above described computations, the Partnership books will be deemed to close as of the month-end closest to the date of sale.

          The limited partners received distributions of $2,124,597, $-0-, and $978,110 attributable to net cash proceeds from the sales of land during the years ended December 31, 1999, 1998 and 1997, respectively.


Note 5.   Related Party Transactions

          The partnership agreement permits the general partner or its affiliates to receive an acquisition fee or a real estate commission from sellers in an amount not to exceed 5% of the gross purchase price of land purchased by the Partnership, so long as the total acquisition fee, including that paid to unaffiliated parties, does not exceed 10% of the gross purchase price. No acquisition fees were paid during the years ended December 31, 1999, 1998 or 1997, as no properties were purchased.

          When properties are sold, an affiliate of the general partner may be paid real estate commissions in amounts customarily charged by others rendering similar services, with such commissions, plus commissions paid to nonaffiliates, not to exceed 10% of the gross sales price. In connection with the two land sales in 1999, commissions paid, all to nonaffiliates, amounted to 10%. No real estate commissions were paid during 1998 with respect to sales, as no sales occurred. In connection with the two land sales in 1997, commissions paid, all to nonaffiliates, amounted to 10% and 5%, respectively.

          The general partner is obligated to loan up to $100,000 to the Partnership during its term to meet working capital requirements. No such loans were made to the Partnership during the years ended December 31, 1999, 1998 or 1997.

          The general partner earned certain fees for administration and management services provided, pursuant to the partnership agreement. Such fees amounted to $12,084 for the years ended December 31, 1999, 1998 and 1997, respectively.

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

          (b), (c), (d) and (e)

          Robert N. Gardner and Joseph J. Gardner are brothers. The background and experience of the partners of the General Partner are as follows:

          Robert N. Gardner, age 65 has been president, a director and
          -----------------
          shareholder of Condev Corporation and it's predecessors since 1961. A Florida licensed real estate broker and Class A Contractor, he serves on the boards of directors of NationsBank of Central Florida, N.A., and Schroeder-Manatee, Inc.

          Joseph J. Gardner, age 62 has been an officer, a director and
          -----------------
          shareholder of Condev Corporation and its predecessors since 1961. Prior to joining Condev Corporation, he was employed in the land department of Continental Oil Company. Mr. Gardner is a director of Protection One, Inc. and is a licensed real estate broker.

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

Item 11.

          Executive Compensation
          ----------------------

          (a), (b), (c) and (d)

          The Registrant has not paid and does not plan to pay any executive compensation to the General Partners or their affiliates.

Item 12.

          Security Ownership of Certain Beneficial Owners and Management:
          --------------------------------------------------------------

          (a) The following is a list of persons who are known to the Registrant to be the beneficial owners of more than 5% of the total units outstanding as of December 31, 1999:

                                     NONE

          (b) The following is a list of units beneficially owned by all partners of the General Partner as of December 31, 1999:

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

Item 13.

          Certain Relationships and Related Transactions
          ----------------------------------------------

          (a) and (b)

          The Partnership Agreement provides for the reimbursement to the General Partner for direct administrative expenses incurred in the operation of the Partnership. Such fees amounted to $12,084 for the years ended December 31, 1999, 1998, and 1997, respectively.

          The Partnership Agreement permits the general partner or an affiliate to receive an acquisition fee or a real estate commission from sellers in an amount not to exceed 5% of the gross purchase price of land purchased by the Partnership so long as the total acquisition fee, including that paid to unaffiliated parties, does not exceed 10% of the gross purchase price. No acquisition fees were paid to the General Partner during 1999, 1998, or 1997, as no properties were acquired during these years.

          When properties are sold, under certain circumstances, an affiliate of the General Partner may be paid real estate commissions in amounts customarily charged by others rendering the same services not to exceed 10% of the gross sales price. No real estate commissions were paid to the General Partner or any affiliate of the General Partner during the years ended December 31, 1999, 1998 or 1997.

          The General Partner is obligated to loan up to $100,000 to the Partnership during its term to meet working capital requirements. No such loans were made to the Partnership during the years ended December 31, 1999, 1998, or 1997.

          (c)  No management person is indebted to the Registrant.

          (d)  Not applicable.

                                    PART IV


Item 14.

          Exhibits, Financial Statement Schedules and Reports on Form 8-K:
          ---------------------------------------------------------------

          (a)(1) The following financial statements and supplementary data are included in Part II Item 8:
                                                                           Page

               Independent Auditor's Report                                 7

               Financial Statements
                 Balance Sheets - December 31, 1999 and 1998                8

               Statements of Operations - Years ended
                 December 31, 1999, 1998 and 1997                           9

               Statements of Partners' Capital -
                 Years ended December 31, 1999, 1998 and 1997              10

               Statements of Cash Flows -
                 Years ended December 31, 1999, 1998 and 1997              11

               Notes to Financial Statements                            12-15

          (3) Exhibits included herein:
               13 - Annual Report to Limited Partners                      20

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


Date: February 24, 2000            By: /s/ Robert N. Gardner
     --------------------             ----------------------------
                                      Robert N. Gardner, Partner

Date: February 24, 2000            By: /s/ Joseph J. Gardner
     --------------------             ----------------------------
                                      Joseph J. Gardner, Partner


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

CONDEV ASSOCIATES, General Partner


 /s/ Robert N. Gardner                February 24, 2000
---------------------------------    --------------------------
Robert N. Gardner, Partner           Date


 /s/ Joseph J. Gardner                 February 24, 2000
---------------------------------    --------------------------
Joseph J. Gardner, Partner           Date