Form 10-Q
period 2000-03-31
CONDEV LAND FUND II LTD
filed 2000-04-18
CIK 828744

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549


                                   FORM 10-Q

               Quarterly Report Pursuant to Section 13 or 15 (d)
                    of the Securities Exchange Act of 1934

                 For the quarterly period ended March 31, 2000
                       Commission File Number 33-19736-A

                           CONDEV LAND FUND II, LTD.
                           -------------------------
            (Exact name of registrant as specified in its charter)

            Florida                                     59-2862457
            -------                                     ----------
 (State or other jurisdiction of                    (I.R.S. Employer
  incorporation of organization)                   Identification No.)



                               2479 Aloma Avenue
                          Winter Park, Florida 32792
                   (Address of principal executive offices)

Registrant's telephone number, including area code: (407) 679-1748


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report), and (2) has been subject to such filing
requirements for the past 90 days. YES   X     NO ______
                                       ------

                       CONDEV LAND GROWTH FUND '86, LTD.

                                     INDEX

                                                                PAGE
                                                               NUMBER
PART I.   FINANCIAL INFORMATION:

          Statement of Assets, Liabilities and
          Partner's Capital - March 31, 2000
          and December 31, 1999                                   1

          Statement of Income & Expense -
          Three Months Ended March 31, 2000
          and March 31, 1999                                      2

          Statement of Cash Flows -
          Three months ended March 31, 2000
          and March 31, 1999                                      3

          Notes to Financial Statements                           4 - 5

          Management's Discussion and Analysis
          of Financial Condition and Results of Operations        5 - 6

PART II.  OTHER INFORMATION:

          Item 1.   Legal Proceedings                             6

          Item 6.   Exhibits and Reports on Form 8-K              6

Signatures                                                        7

First Quarter 2000 report to Limited Partners                     8

                        PART I.  FINANCIAL INFORMATION


                           CONDEV LAND FUND II, LTD.
            STATEMENT OF ASSETS, LIABILITIES AND PARTNERS' CAPITAL
                     MARCH 31, 2000 AND DECEMBER 31, 1999


                                    ASSETS
                                    ------

                                March 31, 2000        December 31, 1999
                                --------------        -----------------
                                  (Unaudited)                   *
Cash & Cash Equivalents             $  122,980            $   98,357
Accounts Receivable                          -                69,023
Deposits                                     -                   200
Land, at cost (Note 2)                 825,826             1,379,078
Loan costs                                 913                   913
Organization Costs                       3,087                 3,087
                                    ----------            ----------
Total Assets                        $  952,806            $1,550,658
                                    ==========            ==========


                       LIABILITIES AND PARTNERS' CAPITAL
                       ---------------------------------

Deposits on contracts               $  125,000            $   80,000
Accounts Payable                             -               180,533
                                    ----------            ----------
                                       125,000               260,533

Partners' Capital -
  General Partner                        1,494                (4,014)
  Limited Partner                      826,312             1,294,139
                                    ----------            ----------
  Total Partners' Capital              827,806             1,290,125
                                    ----------            ----------
Total Liabilities and
        Partners' Capital           $  952,806            $1,550,658
                                    ==========            ==========

* Condensed from audited financial statements.





   The accompanying notes are an integral part of these financial statements

                           CONDEV LAND FUND II, LTD.
                        STATEMENT OF INCOME AND EXPENSE
             THREE MONTHS ENDED MARCH 31, 2000 AND MARCH 31, 1999
                                  (UNAUDITED)


                                  March 31, 2000        March 31, 1999
                                  --------------        --------------
INCOME
------

Gain on sale of real estate           $ 562,799            $      -

Interest and Other Income                 1,340            $     407
                                      ---------            ---------

Total Income                          $ 564,139            $     407
                                      ---------            ---------

OPERATING EXPENSES
------------------

Professional Services                 $   9,000            $   9,000

Office Expense                            1,361                  617

Management Fees                           3,021                3,021

Interest Expense                              -                7,188

Other, net                                  (57)               1,782
                                      ---------            ---------

Total Operating Expenses              $  13,325            $  21,608
                                      ---------            ---------

Net Income (Loss)                     $ 550,814           ($  21,201)
                                      =========            =========






   The accompanying notes are an integral part of these financial statements

                           CONDEV LAND FUND II, LTD.
                            STATEMENT OF CASH FLOWS
             THREE MONTHS ENDED MARCH 31, 2000 AND MARCH 31, 1999


                                                  March 31, 2000     March 31, 1999
                                                  --------------     --------------
Cash Flows from Operating Activities:
      Net Income                                  $   550,814         ($   21,201)
      Adjustments to reconcile net income
      (loss) to net cash provided by (used
      in) operating activities:
           Gain on land sale                          (562,799)                (-)
           Cash provided by changes in:
              Accounts receivable                       69,223              3,347
              Deposits on contracts                     45,000                  -
              Accounts payable                        (180,533)             3,822
                                                  ------------         ----------

Net cash from Operating Activities                     (78,295)           (14,032)
                                                  ------------         ----------

Cash flows from Investing Activities:
      Land development costs                            (2,788)          (197,537)
      Proceeds of Land sale, net                     1,118,838                  -
                                                  ------------         ----------

Net cash from Investing Activities                   1,116,050           (197,537)
                                                  ------------         ----------

Cash flows from Financing Activities:
      Increase in notes payable                              -            196,973
      Distributions to Partners                     (1,013,132)                (-)
                                                  ------------         ----------

Net cash provided by Financing Activities           (1,013,132)           196,973
                                                  ------------         ----------

Net increase (decrease) in cash                         24,623            (14,596)

Cash and cash equivalents, beginning of year            98,357             94,530
                                                  ------------         ----------

Cash and cash equivalents, end of period          $    122,980         $   79,934
                                                  ============         ==========


   The accompanying notes are an integral part of these financial statements

                                 CONDEV LAND FUND II, LTD.
                                 NOTES TO FINANCIAL STATEMENTS


Note 1         BASIS OF PRESENTATION:
               ----------------------

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

Note 2         INVESTMENT IN LAND:
               ------------------

               At March 31, 2000 land consisted of the following:

                     71.64 acre parcel (zoned PUD)
                      in Lake County, Florida                  825,826(a)

               (a) This property originally consisted of three separate parcels: commercial, multi-family, and single-family. The commercial parcel was sold on December 23, 1999. The sale of the multi-family parcel closed in escrow on January 31, 2000, and was funded on February 25, 2000. The sale was to Worthwhile Development IV, Ltd. The gross sales price was $1,229,904, which included $174,436 in reimbursements to the Partnership for improvements to Glenbrook Blvd. and the extension of sewer and water utilities to the site, and $105,468 in closing date extension payments. After expenses of the sale, which included title insurance, legal fees and $57,000 in brokerage commissions paid to an unaffiliated real estate broker, the Partnership received net sales proceeds of $1,118,838. Final Glenbrook Blvd. and related expenses in the amount of $173,965 were paid, leaving a balance of $944,873. On March 13, 2000, a total of $1,013,132 was distributed to limited partners, representing net sales proceeds from the multi-family transaction and $68,259 of Partnership reserves.

               The 71-acre single family site has been under contract since December 1998. The General Partner has been cooperating with the contract buyer who is obtaining all of the required development permits. The closing of this site has been further extended to May 1, 2000. The buyer now has $125,000 in non-refundable deposits on the contract, and has agreed to pay interest at the rate of 10% on the gross purchase price until closing. In addition, the buyer has a substantial investment in planning, engineering and permitting for the site. This material is all assigned to the Partnership in the event the transaction does not close.

Note 3         DISTRIBUTIONS TO PARTNERS:
               -------------------------

               Pursuant to the partnership agreement, proceeds realized from the sale of properties, after the establishment of reserves for future operating costs, are to be distributed at least annually. Distributions to limited partners totaled $1,013,132 during the first quarter of 2000.

Note 4         RELATED PARTY TRANSACTIONS:
               ---------------------------

               The Partnership Agreement provides for the reimbursement to the general partner for direct administrative expenses incurred in the operation of the partnership. For the three months ended March 31, 2000, $3,980 was reimbursed to the general partner for direct expenses incurred.

               When properties are sold, under certain circumstances an affiliate of the general partner may be paid real estate commissions in amounts customarily charged by others rendering similar services with such commissions plus commissions paid to nonaffiliated brokers not to exceed 10% of the gross sales price. No real estate commissions were paid to any affiliate of the general partner during the three months ended March 31, 2000.

               The general partner is obligated to loan up to $100,000 to the Partnership during its term to meet working capital requirements. No such loans were made to the Partnership during the three months ended March 31, 2000.

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               --------------------------------------------------
               CONDITION AND RESULTS OF OPERATIONS:
               ------------------------------------

               Since all of the properties owned by the Partnership were under contract for sale during the quarter ended March 31, 2000, the General Partner's main focus was on bringing the pending transactions to a successful conclusion. As discussed under Note
                                                                           ----
               2, Investment in Land, the multi-family parcel was sold and the
               ---------------------
               closing date on the single family parcel has been rescheduled for May 1, 2000. Upon sale of the remaining Partnership property, the Partnership will pay all of its financial obligations, establish reserves for anticipated future expenses, make a final distribution of all remaining Partnership cash resources to limited partners, and the Partnership will be dissolved.

               Results of Operations
               ---------------------

               Total income for the three months ended March 31, 2000 was $564,139, compared with total income of $407 for the three months ended March 31, 1999 The 2000 results include a gain on sale of real estate in the amount of $562,799 (see note 2, Investment in
                                                                  -------------
               Land). There were no sales of property during the comparable 1999
               ----
               period. Income is generated from sale of real estate and short-term cash investments.

               Operating expenses for the three months ended March 31, 2000 were $13,325, compared to $21,608 for the three months ended March 31, 2000. The reason for the decrease was the elimination of interest expense, since all borrowings under the Partnership's line of credit had been repaid.

               Total assets decreased from $1,550,658 at December 31, 1999 to $952,806 at March 31, 2000. Assets can be expected to decline in the future as properties are sold and distributions are made to limited partners.

               Liquidity remained at a satisfactory level. Cash and equivalents increased from $98,357 at 1999 year-end to $122,980 at March 31, 2000. As provided in the Partnership Agreement, if necessary liquid reserves can be augmented from net sales proceeds from land sales.



                           PART II


Item 1.  LEGAL PROCEEDINGS
         -----------------

          As of March 31, 2000, there were no legal proceedings in process, nor to the knowledge of the general partner, threatened against the Partnership

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K:
         ---------------------------------

         (A)  Exhibits

              First Quarter 2000 Report to Limited Partners

         (B)  Reports on Form 8-K

              There were no reports of Form 8-K for the period ended March 31, 2000

                           CONDEV LAND FUND II, LTD.
                                   SIGNATURES


      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned.


                 CONDEV LAND FUND II, LTD.
                 BY: Condev Associates, General Partner




April 18, 2000                 /s/ Robert N. Gardner
-------------------            ----------------------------------
     DATE                      Robert N. Gardner, Partner



April 18, 2000                 /s/ Joseph J. Gardner
-------------------            ----------------------------------
     DATE                      Joseph J. Gardner, Partner

                                                                  April 17, 2000

Condev Land Fund II, Ltd.
First Quarter 2000

Dear Limited Partner:

The financial statements of the Partnership for the quarter ending March 31, 2000 are on the reverse side hereof. There was one sale of Partnership property during the first quarter of 2000. A distribution to limited partners in the amount of $1,013,132 was made on March 13, 2000. As of March 31, 2000, the net asset value (book value) per unit of limited partner interest was $27.73. The Partnership owns one remaining property.

Glenbrook P.U.D. Both the commercial parcel and the multi-family parcel located
----------------
in this planned development have been sold, leaving only 71 acres zoned for single family development unclosed. The closing of this site has been further extended to May 1, 2000. The buyer now has $125,000 in non-refundable deposits on the contract, and has agreed to pay interest at the rate of 10% on the gross purchase price until closing. In addition, the buyer has a substantial investment in planning, engineering and permitting for the site. This material is all assigned to the Partnership in the event the transaction does not close.

If this sale takes place as presently contracted, the accounts of the Partnership will be reviewed by independent auditors, all final bills will be paid, a reserve for anticipated future expenses will be established, and a final distribution to all partners will be made. We anticipate that the final distribution will occur in late May or early June, 2000. After the final distribution, the Partnership will be terminated.

Please feel free to contact the Investor Relations office if you have any questions or would like additional information concerning your investment.

Sincerely yours,

CONDEV ASSOCIATES